Form 10-Q
period 2008-09-30
ROSTOCK VENTURES CORP
filed 2008-11-14
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-144944

ROSTOCK VENTURES CORP.
(Name of registrant in its charter)

Nevada	1000	98-0514250
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification
organization)	Classification	No.)
Code Number)

102 Pawlychenko Lane, #34
Saskatoon, SK, Canada S7V 1G9
(Address of principal executive offices)

(702) 866-2500
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

The number of shares outstanding of each of the issuer’s classes of equity as of November __, 2008 is 5,814,039 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Rostock ventures corp.

Unaudited Financial Statements

For the period from inception (November 2, 2006) to September 30, 2008

ROSTOCK VENTURES CORP.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,885	$38,128

Total assets	$1,885	$38,128

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$14,296	$6,879

Total liabilities	14,296	6,879

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 5,814,039 shares issued and outstanding at September, 30, 2008 and December 31, 2007	5,814	5,814
Additional paid-in capital	88,607	88,607
Deficit accumulated during the development stage	(114,564)	(71, 464)
Accumulated other comprehensive income	7,732	8,292
Total stockholders’ (deficit) equity	(12,411)	31,249

Total liabilities and stockholders’ (deficit) equity	$1,885	$38,128

ROSTOCK VENTURES CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Three and Nine months ended  September  30, 2008 and  2007 and November 2, 2006 (Inception) to September 30, 2008
(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	November 2, 2006 (Inception) to September 30, 2008

Operating expenses:

Exploration and testing	$7,500	$-	$7,500	$7,500	$29,000
Legal and professional expenses	11,621	-	12,260	8,569	24,783
Other selling, general and administrative	9,549	14,391	23,340	31,824	60,781

Total Expenses	28,670	14,391	43,100	47,893	114,564

Net Loss	(28,670)	(14,391)	(43,100)	(47,893)	(114,564)

Comprehensive income, net of tax	207	2,953	560	6,888	7,732
Comprehensive Loss	(28,463)	(11,438)	(42,540)	(41,005)	(106,832)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	5,814,039	5,814,039	5,814,039	5,587,582

ROSTOCK VENTURES CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from November 2, 2006 (Inception) to September 30, 2008
(Unaudited)

	Common shares	Stock amount	Additional Paid in Capital	Subscriptions received	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, November 2, 2006	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash to founder	4,000,000	4,000	36,000	-	-	-	40,000
Cash received for stock subscribed	-	-	-	50,687	-	- -	50,687
Net loss	-	-	-	-	(8,499)	- -	(8,499)
Balance, December 31, 2006	4,000,000	4,000	36,000	50,687	(8,499)	-	82,188
Shares issued for cash	1,814,039	1,814	52,607	(50,687)	-	-	3,734
Net loss	-	-	-	-	(62,965)	-	(62,965)
Cumulative translation adjustment	-	-	-	-	-	8,292	8,292
Balance, December 31, 2007	5,814,039	5,814	88,607	-	(71,464)	8,292	31,249
Net loss	-	-	-	-	(43,100)	-	(43,100)
Cumulative translation adjustment	-	-	-	-	-	(560)	(560)
Balance September 30, 2008	5,814,039	$5,814	$88,607	$-	$(114,564)	$7,732	$(12,411)

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2008, September 30, 2007, and  November 2, 2006 (Inception) to September 30, 2008
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	November 2, 2006 (Inception) to September 30, 2008
Cash flows from operating activities:
Net loss	$(43,100)	$(47,893)	$(114,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	-	11,000
Changes in assets and liabilities:
Accounts payable	7,417	(857)	14,296
Net cash used in operating activities	(35,683)	(48,750)	(89,268)

Cash flows from investing activities:
Purchase of mining claim	-	-	(11,000)

Cash flows from financing activities:
Cash received for stock issued	-	3,734	43,734
Cash received for stock not issued	-	-	50,687
Proceeds (to)/ from shareholder	-	(356)	-
Net cash provided by financing activities	-	3,378	94,421

Foreign exchange effect on cash	(560)	6,888	7,732
Net increase (decrease) in cash and cash equivalents	(36,243)	(38,484)	1,885

Cash and cash equivalents at beginning of period	38,128	80,137	-

Cash and cash equivalents at end of period	$1,885	$41,653	$1,885

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

1.	Nature of Business and Basis of Presentation

Nature of Business
Rostock Ventures, Corp. (“Rostock”) was incorporated November 2, 2006 in Nevada and is a development stage company.  Rostock  was formed to seek business opportunities in mineral exploration.  At September 30, 2008, Rostock had purchased two mining claims and was in the process of geologically evaluating and testing these claims.  However, since inception Rostock’s  focus has been directed toward raising operating capital and further developing its business plan.

Basis of Presentation
The accompanying unaudited interim financial statements of Rostock Ventures, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rostock’s Annual Financial Statements included in the Form S-1 registration statement filed with the SEC on September 10, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2007 have been omitted.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $114,564 at September 30, 2008. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ROSTOCK VENTURES CORP. ("ROSTOCK", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

In General

We were incorporated on November 2, 2006, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as McVicar Lode Mining Claim (the “McVicar Claim”) comprised of one located claim of 20 acres located in the Yellow Pine Mining District, Clark County, Nevada. Our plan of operation is to conduct mineral exploration activities on the McVicar Claim in order to assess whether it possesses mineral deposits of lead, zinc, copper, silver or gold capable of commercial extraction. Although the Yellow Pine Mining District is less famous than many of the other mining districts of the Great Basin, it nevertheless ranks second only to Tonopah in total Nevada lead and zinc production. During World War I, this district was one of the most productive in the West, but by the end of World War II, only a few mines remained in operation. A description of the McVicar Claim is provided under the heading “Description of Property.”

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claim or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claim possesses commercially exploitable mineral deposits. See “Plan of Operation.”

In December 2007, we acquired the Amerillo Claim (described below) for $5,000 in prospecting fees, which we have no current plans to explore or develop.

DESCRIPTION OF PROPERTY

Collin D. Sinclair, our President, Secretary, Treasurer and sole Director, provides us with approximately 200 square feet of office space, located at 102 Pawlychenko Lane, #34, Saskatoon, SK S7V 1G9, free of charge.

We also hold a 100% interest in the McVicar Claim located in Nevada and the Amerillo Queen Claim located in Nevada, described below.

Acquisition of the McVicar Claim

We entered into a purchase agreement dated December 22, 2006 with Kimberly Sinclair pursuant to which we acquired a 100% interest in the McVicar Claim for cash consideration of $6,000. Collin Sinclair, our President, Secretary, Treasurer and sole Director is not related to Kimberly Sinclair. The McVicar Claim property is comprised of a single located mineral claim with a total area of approximately 20 acres, located on the Yellow Pine Mining District, Clark County, Nevada. The McVicar Claim is located within Sections 11, 12, 13 and 14, Range 57E, Township 25S, at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.

In accordance with Nevada mining regulations, the McVicar Claim is in good standing to September 1, 2009. To keep the claim in good standing for additional years, proof of labor on the claim has to be filed each year with the Clark County recorder’s office in Las Vegas prior to its expiry date.

In addition to Nevada State regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the McVicar Claim is in good standing to September 1, 2009. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our mineral claim will lapse on September 1, 2009, and we will lose all interest that we have in the mineral claim.

Location, Climate, Infrastructure and Access

The McVicar Claim is located within Sections 11, 12, 13 and 14, Range 57E, Township 25S, at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada. The McVicar Claim may be accessed by traveling south from Las Vegas via Interstate Highway 15 for approximately 27 miles, then traveling northwest along Highway 161 for approximately ten miles to Goodsprings. The McVicar Claim may be accessed from Goodsprings by traveling west by gravel road for approximately six miles, and then south along a poor dirt road for approximately four miles.

The McVicar Claim is situated at the northern end of the Sheep Mountain Range, a southerly trending range of mountains with peaks reaching an elevation of 4,184 feet. The McVicar Claim covers the northerly and the southerly facing slopes of an east-westerly trending ridge called the Bonanza Ridge. The local topography is moderately steep sloping with relief in the order of 400 feet from the valley floor. The area is typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water should be available from local valley wells.

Our McVicar Claim presently does not have any known mineral reserves. The McVicar Claim does not currently have any permanent infrastructure in place. Power to the McVicar Claim will need to be supplied by portable generators brought onto the Property.

History of Exploration

The mines of the Yellow Pine Mining District have been worked primarily for their lead-zinc-silver values; however, a limited amount of gold has been recovered as a by-product of copper-lead-silver mining as well.  The history of the exploratory work performed on the McVicar Claim is not known, however, the property does show indications of localized exploration pits. Our consulting geologist believes that these pits were probably excavated during the mid-to-late-1800’s when the Goodsprings concentrator was operating. Reports indicate that there was intermittent ore production at the Root Mine, located approximately one mile northeast of the McVicar Claim, during the period from 1893 to 1952. No production has been reported on the McVicar Claim.

Geological Report and Recommended Exploration Program

We engaged Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the McVicar Claim. Mr. Sookochoff is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Sookochoff’s geological evaluation report concludes that the McVicar Claim incorporates some exploratory workings on mineral zones hosting significant zinc values. As the Yellow Pine Mining District has a history of significant zinc production from within veins or replacements of brecciated rocks along fault zones, Mr. Sookochoff has concluded that the McVicar Claim warrants further exploration for potentially economical mineral zones.

In his geological report, Mr. Sookochoff, recommended that a four-phase continuing exploration program be undertaken on the property in order to determine locations on which to focus concentrated exploration activities. The four-phase program consists of the following:

Phase	Recommended Exploration Program	Estimated Cost	Status
Phase I	Prospecting, trenching and sampling to determine geological controls to, and the nature of, the indicated mineralization.	$7,500	Completed January 2007.
Phase II	VLF-EM and soil geochemical surveys along determined extensions of known mineral areas.	$7,500	Commenced in October 2008. Expected to be completed December 2008.
Phase III	Sampling and geological mapping within anomalous zones indicated from the results of Phase II.	$12,500	Expected to be completed in March 2009*, depending on the results of Phase II.
Phase IV	Test diamond drilling of the prime correlative anomalous zones.	$40,000	Expected to be completed in July –August 2009*, depending on the results of Phase III.
	Total Estimated Cost	$67,500

* Funding permitting.

Current State of Exploration Activities

We have only recently commenced exploration of the McVicar Claim and our exploration activities are currently in the preliminary stages. Our planned exploration program is exploratory in nature and there is no assurance that we will find any mineral reserves on the McVicar Claim.

Phase I Exploration Results

Phase I of our exploration program was completed in January, 2007. The objective of the Phase I exploration program was to trench and sample the known mineral zone to determine the geological controls and the nature of the mineralization.

In completing the recommended Phase I program on the McVicar Claim, two trenches were established on the McVicar Claim in locations of mineralization. The measurements of Trench I and Trench II were 30 feet long by three feet wide and two feet deep, and 35 feet long by three feet wide and two feet deep, respectively.  Three grab samples were taken: one from each of the two trenches and one from the dump of a previous exploratory working of unknown dimensions. The samples were submitted for assay at the Assayers Canada laboratory in Vancouver, Canada.

Based on the assay results, our geological consultant concluded that the Phase I program was successful in that the mineralization and the sampling results from the dump of the previous exploratory workings and from Trenches I and II returned encouraging assay results that are indicative of potentially economic zones of mineralization.

Based on the results of Phase I of our exploration program, our geological consultant recommended that Phase II be commenced. We began Phase II in October 2008 and anticipate its completion in December 2008.  To date we have paid the entire Phase II cost of $7,500, which amount is reflected in the attached financial statements for the period ended September 30, 2008.  The second phase consists of VLF-EM and soil geochemical surveys, which should assist in defining the structural trend and indicated mineral zones and provide information as to the location of potentially economic mineral zones. As of the date of this Report we have expended approximately $39,500 in connection with the preparation of the geological report and the exploration of our mineral claim.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. Additionally, we may not have sufficient funds to complete the Phase III and/or Phase IV exploration on the property and may be forced to raise additional capital before completing such Phases.

Amerillo Queen Claim

In December 2007, we, through an agent of the Company (described below), filed a claim for the Amerillo Queen Claim (the “Amerillo Claim”) with the State of Nevada.  The Amerillo Claim encompasses approximately 0.02 of an acre in Clark County, Nevada. In consideration for the prospecting on the Amerillo Claim and the location of the claim, we paid $5,000 to Emil Leimanis, an individual.    We do not have any current plans to continue with the exploration of the Amerillo Claim until after the exploration of our McVicar Claim, funding permitting, if ever.  In accordance with federal regulations, the Amerillo Claim is in good standing to September 1, 2009. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.  If we fail to pay the required amount of fee of this exploration work, then our mineral claim will lapse on September 1, 2009, and we will lose all interest that we have in the mineral claim.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Our plan of operation is to conduct mineral exploration activities on the McVicar Claim in order to assess whether the claim possesses mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of lead, zinc, copper, silver or gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

We received the geological evaluation report on the McVicar Claim entitled “Geological Evaluation Report on the McVicar Lode Mining Claim” prepared by Mr. Sookochoff on December 26, 2006. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. Phase I of the exploration program recommended by Mr. Sookochoff was completed in January 2007, and Phase II of the exploration program recommended by Mr. Sookochoff was commenced in October 2008 and is currently ongoing. See “Description of Property.” During the next twelve months, we intend to complete Phase II, Phase III and Phase IV of the recommended exploration program, funding permitting, as described above.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$4,000
Consulting Fees	$3,000
Mineral Property Exploration Expenses	$52,500
Offering Expenses	$0
TOTAL	$69,500

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program for the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of September 30, 2008, the date of our most recent unaudited financial statements, we had cash on hand in the amount of $1,885.

To date, we have not earned any revenues and we do not anticipate earning revenues in the near future. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We did not generate any revenue for the three months ended September 30, 2008 or the three months ended September 30, 2007, or for the period from inception, November 2, 2006, through September 30, 2008.  We do not anticipate generating revenues, if ever, until we raise sufficient capital to conduct our exploration activities and until and unless we locate commercial quantities of minerals, of which there can be no assurance.

We had total expenses consisting entirely of operating expenses of $28,670 for the three months ended September 30, 2008, compared to total operating expenses of $14,391 for the three months ended September 30, 2007, an increase in total operating expenses of $14,279 or 99.2% from the prior period.  The main reason for the increase in operating expenses was an increase in exploration and testing expenses to $7,500 for the three months ended September 30, 2008, compared to no exploration and testing expenses for the three months ended September 30, 2007, and an increase in legal and professional expenses to $11,621 for the three months ended September 30, 2008, compared to no legal and professional expenses for the three months ended September 30, 2007, offset by a $4,842 or 33.6% decrease in other selling, general and administrative expenses to $9,549 for three months ended September 30, 2008, compared to $14,391 for the three months ended September 30, 2007.  The increase in legal and professional expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was attributable to expenses in connection with the preparation of our Form S-1 Registration Statement that were not present for the prior period.  The increase in exploration and testing expensed is attributable to the fact that the Company did not begin its exploration program until after the three months ended September 30, 2007.

We had a net loss of $28,670 for the three months ended September 30, 2008, compared to a net loss of $14,391 for the three months ended September 30, 2007, an increase in net loss of $14,279 or 99.2% from the prior period.

We had comprehensive income of $207 for the three months ended September 30, 2008 in connection with foreign currency exchanges compared to comprehensive income of $2,953 for the three months ended September 30, 2007, a decrease of in comprehensive income of $2,746 from the prior period.

We had a total comprehensive loss of $28,463 for the three months ended September 30, 2008, compared to a total comprehensive loss of $11,438 for the three months ended September 30, 2007, an increase in total comprehensive loss of $17,025 or 149% from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract any minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We did not generate any revenue for the nine months ended September 30, 2008 or the nine months ended September 30, 2007, or for the period from inception, November 2, 2006, through September 30, 2008.

We had total expenses consisting entirely of operating expenses of $43,100 for the nine months ended September 30, 2008, compared to total operating expenses of $47,893 for the nine months ended September 30, 2007, a decrease in  total operating expenses of $4,793 or 10.0% from the prior period.  The main reason for the decrease in operating expenses was an $8,484 or 26.7% decrease in other selling, general and administrative expenses to $23,340 for the nine months ended September 30, 2008, compared to $31,824 for the nine months ended September 30, 2007, offset by a $3,691 or 43.1% increase in legal and professional expenses to $12,260 for the nine months ended September 30, 2008, compared to $8,569 for the nine months ended September 30, 2007.  The increase in legal and professional expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was attributable to increased expenses in connection with the preparation of our Form S-1 Registration Statement compared to the prior period.

We had a net loss of $43,100 for the nine months ended September 30, 2008, compared to a net loss of $47,893 for the nine months ended September 30, 2007, a decrease in net loss of $4,793 or 10.0% from the prior period.

We had comprehensive income of $560 for the nine months ended September 30, 2008 in connection with foreign currency exchanges compared to comprehensive income of $6,888 for the nine months ended September 30, 2007.

We had a total comprehensive loss of $42,540 for the nine months ended September 30, 2008, compared to a total comprehensive loss of $41,005 for the nine months ended September 30, 2007, a increase in total comprehensive loss of $1,535 or 3.7% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,885 as of September 30, 2008, consisting entirely of cash and cash equivalents.  We had no other assets besides the cash and cash equivalents as of September 30, 2008.

We had total liabilities, consisting solely of current liabilities of $14,296 as of September 30, 2008, which consisted entirely of accounts payable.

We had a working capital deficit of $12,411 and a total deficit accumulated during the development stage of $114,564 as of September 30, 2008.

We had $35,683 of net cash used in operating activities for the nine months ended September 30, 2008, which was due to $43,100 of net loss offset by $7,417 of accounts payable.

We had no net cash provided by financing activities for the nine months ended September 30, 2008.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $71,464 and $114,564 at December 31, 2007 and September 30, 2008, respectively. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

Future Financing

Currently, we do not have sufficient capital resources to meet the anticipated costs of Phases III and IV of our exploration plan. We anticipate relying on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We may also rely on loans from our executive officers and our sole Director; however, there are no assurances that our officers or our sole Director will provide us with any additional funds if and when needed.

Currently, we do not have any arrangements for additional financing. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that any additional financing may be in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. There are no material proceedings to which our Director, officers or our affiliates, any owner of record or beneficially of more than 5% of our common stock, or security holder is a party adverse to us or has a material interest adverse to us.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a resident agent in the State of Nevada. Our resident agent for this purpose is Incorp Services, Inc., 375 N. Stephanie Street, Suite 1411, Henderson, Nevada, 89014-8909. All legal process and any demand or notice authorized by law to be served upon us may be served upon our resident agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, if our common stock becomes publicly traded at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Business

If we do not obtain additional financing, our business will fail.

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program on the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at September 30, 2008, the date of our most recent unaudited financial statements, we had cash on hand in the amount of approximately $1,885.  During the quarter ended September 30, 2008, we had a comprehensive loss of $28,463 and during the period from November 2, 2006 (inception) until September 30, 2008, we had a comprehensive loss of $106,832.  Furthermore, we anticipate the need for approximately $200,000 of additional capital to support our operations and complete our business plan and complete our exploration activities as planned during the next 12 months. If no additional funding is raised, we do not anticipate being able to complete any additional exploration activities and anticipate only being able to continue our business operations for the next six (6) months.  We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our McVicar Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

We rely heavily on Collin D. Sinclair, our President, Secretary, Treasurer and sole Director, and if he were to leave, we could face substantial costs in securing a similarly qualified officer and director.

Our success depends upon the personal efforts and abilities of Collin D. Sinclair, our President, Secretary, Treasurer and sole Director. Mr. Sinclair spends approximately 15 hours per week on Company matters.  Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Sinclair and will depend on our ability to attract qualified contractors and consultants on an as-needed basis.  We anticipate facing continued competition for such contractors and consultants, and may face competition for the services of Mr. Sinclair in the future. We do not have any employment contract with Mr. Sinclair, nor do we currently have any key man insurance on Mr. Sinclair. Mr. Sinclair is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Sinclair and/or attract and retain contractors and consultants in the future.  The loss of Mr. Sinclair and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our McVicar Claim does not contain a known body of commercial ore and, therefore, any program conducted on the McVicar Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the McVicar Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources to purchase such claims. If we do not have sufficient capital resources and are unable to obtain sufficient financing, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

We have no mineral reserves. If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and you may lose your investment. Mineral exploration is a highly speculative endeavor. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks and uncertainties including:

(i)
Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the McVicar Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition and exploration of mineral claims and leases and in connection with the recruitment and retention of qualified personnel. There is significant competition for a limited number of mineral properties and, as a result, we may be unable to acquire an interest in attractive mineral properties on terms we consider acceptable on a continuing basis.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;
(ii)	Dust generation will have to be minimal or otherwise re-mediated;
(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;
(v)	Ground water will have to be monitored for any potential contaminants;
(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Bureau of Land Management in the State of Nevada is expected to be minimal. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officers and Director do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Collin D. Sinclair, our President, Secretary, Treasurer and sole Director, and Dana Kopecka, our Vice-President, both do not have any formal training as geologists and only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world. The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as lead, zinc, copper, silver or gold are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, it may not be economical for us to continue operations and you could lose your entire investment.

Because the Company does not have independent directors, certain conflicts of interest may occur.

Since we do not have an independent director or an independent audit or compensation committee, our Board of Directors is responsible for reviewing and making recommendations concerning executive compensation and other matters that normally would be performed by such independent directors and such committees.  Because we do not have an independent director or audit or compensation committee, there is a potential conflict of interest due to the fact that our Board of Directors has the authority to determine issues concerning the compensation of executive officers (in essence, its own compensation), approval of related party transactions, the oversight of auditors and the accounting function, and the segregation of duties. These independence issues are further compounded by the fact that the Company currently has only one Director and two executive officers.

The Company has only two executive officers, who live in different countries, both of whom will be able to devote only a limited amount of time to Company matters.

The Company’s management currently consists of Collin D. Sinclair, our President, Secretary and Treasurer and Dana Kopecka, our Vice President.  Mr. Sinclair currently resides in Saskatoon, Saskatchewan, Canada and Ms. Kopecka currently resides in Prague, Czech Republic.  Mr. Sinclair and Ms. Kopecka are both engaged in other full time endeavors, and will be able to devote only a limited amount of time to Company matters, approximately 15 hours per week by Mr. Sinclair and two hours per week for Ms. Kopecka.  Not having any full time executive officer could potentially have a material adverse effect on the Company’s operations.  Further, the fact that Mr. Sinclair and Ms. Kopecka live in different countries could negatively impact management’s ability to coordinate and make timely corporate decisions.  Potential investors should consider these issues before making an investment in our common stock.

Risks Related To The Ownership of Our Stock

Because our executive officer and sole Director, Collin D. Sinclair, owns 68.8% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Sinclair are inconsistent with the interests of other stockholders.

Collin D. Sinclair, our President, Secretary and Treasurer, controls 68.8% of our issued and outstanding shares of common stock. Accordingly, pursuant to our Articles of Incorporation and Bylaws, Mr. Sinclair is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Mr. Sinclair is not simply a passive investor, but is also our principal executive officer, his interests as an executive officer may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Sinclair exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our Board of Directors. Also, due to his stock ownership position, Mr. Sinclair will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Sinclair to their detriment, and (iii) control over transactions between him and Rostock.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

We completed an offering of 1,814,039 shares of our common stock at a price of $0.03 per share to investors on January 5, 2007. Additionally, Mr. Sinclair acquired 4,000,000 shares of our common stock at a price of $0.01 per share on November 17, 2006, for a total purchase price of $40,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

If our common stock is not approved for quotation on the Over-the-Counter Bulletin Board, our common stock may not be publicly quoted, which could make it difficult to sell shares of our common stock and/or cause the value of our common stock to decline in value.

In order to have our common stock quoted on the OTCBB, we engaged a market maker who filed a Form 15c2-11 with the Financial Industry Regulatory Authority ("FINRA"). The status of the Form 15c2-11 is currently pending, and we have not received comments from FINRA to date. We will need to clear FINRA comments to obtain a quotation symbol on the OTCBB. Assuming we clear FINRA comments, of which we can provide no assurances, we anticipate receiving a quotation symbol and having our shares of common stock quoted on the OTCBB in approximately one month from the date of this Report. In the event our Form 15c2-11 is not approved by FINRA, we plan to file a 15c2-11 to quote our shares of common stock on the Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB and are not cleared for quotation on the Pink Sheets, there will be no public market for our common stock and it could be difficult for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.  Furthermore, even if we are successful in obtaining a quotation symbol on the OTCBB or the Pink Sheets, there can be no assurance that a market for our common stock will develop in the future.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

Once our common stock is listed on the OTCBB or the Pink Sheets, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 4,000,000 shares of our common stock on November 17, 2006 to Collin D. Sinclair for aggregate consideration of $40,000 ($0.01 per share). Mr. Sinclair is our President and sole Director. The 4,000,000 shares of common stock are currently “restricted” shares as defined in the Securities Act.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

We completed a private placement of 1,814,039 shares of our common stock at a price of $0.03 per share to a total of thirty six (36) purchasers on January 5, 2007. We completed the offering pursuant to Regulation S under the Securities Act. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index of Exhibits

Exhibit Number	Description of Exhibits

3.1(1)	Articles of Incorporation.

3.2(1)	Bylaws.

10.1(1)	Purchase Agreement dated December 22, 2006 between Kimberly Sinclair and Rostock.

10.2(2)	Invoice for Prospecting and Location of the Amerillo Queen Claim

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herein.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 30, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to our Form S-1/A Registration Statement filed with the Commission on July 28, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

DATED: November 14, 2008	By: /s/ Collin D. Sinclair
Collin D. Sinclair
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer