Form 10-Q/A
period 2008-09-30
ROSTOCK VENTURES CORP
filed 2008-12-11
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒  No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of November 14, 2008 is 5,814,039 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 of Rostock Ventures Corp. (the “Company,” the “Registrant,” “we”, or “us”) which was originally filed with the Securities and Exchange Commission on November 14, 2008 (the “Original Filing”) is being filed to amend the cover page of the Original Filing to clarify that the Registrant is a “shell company” and to include the additional “Risk Factor”, described below under “Item 1A. Risk Factors” which Risk Factor should be read in connection with and in addition to the “Risk Factors” set forth in the Registrant’s Original Filing.

As a result of this Amendment No.1, new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been executed and filed as of the date of this Amendment No. 1 on Form 10-Q/A, as disclosed under “Item 6. Exhibits,” below.

Except for the amended disclosure contained herein, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

ITEM 1A. RISK FACTORS

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least a one year period prior to any sale pursuant to Rule 144; and a period of at least twelve (12)  months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least one (1) year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until one (1) year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

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

ROSTOCK VENTURES CORP.

DATED: December 11, 2008	By: /s/ Collin D. Sinclair
Collin D. Sinclair
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer