Form 10-K
period 2008-12-31
ROSTOCK VENTURES CORP
filed 2009-03-31
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(306) 371-1818
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

The issuer's revenues for its most recent fiscal year were $-0-.

The number of shares outstanding of each of the issuer’s classes of equity as of December 31, 2008 is 40,698,273 (post forward stock split) shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008. AS USED HEREIN, THE "COMPANY," "ROSTOCK," "WE,""US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO ROSTOCK VENTURES CORP. ADDITIONALLY, UNLESS OTHERWISE STATED ALL AMOUNTS LISTED HEREIN ARE IN UNITED STATES DOLLARS AND AMOUNTS PRECEDED BY "CDN" ARE IN CANADIAN DOLLARS.

PART 1:

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

Employees

We  currently have no employees other than our sole officer and Director, Collin Sinclair.  We  plan  to  use contractors in the future if the need arises during the course  of  our  exploration  and/or  development  activities,  in  the  future.

Exploration Work

All exploration work to be completed by us on our claims will be conducted by or under  the  supervision  of  Laurence  Sookochoof.  Laurence  Sookochoff  is  a consulting  geologist and principal of Sookochoff Consultants Inc., which has an office at 1305-13233 Homer Street, Vancouver, British Columbia, Canada, V6B 5T1.  He graduated from the University of British Columbia in 1996 with a Bachelors of Science degree in Geology. He has been practicing in his profession for the past 41  years.  He  is  registered  and  is  in  good  standing  with  the Association  of  Professional  Engineers  and Geoscientists of British Columbia, Canada.

Competition

Mines  have  limited  lives  and as a result, we may seek to expand our reserves through  the  acquisition  of  new  properties in the future. There is a limited supply  of  desirable  mineral  lands available in the United States, Canada and other  areas  where  we  may  consider  conducting exploration and/or production activities. We will face strong competition for new properties from other mining companies,  most  of  which have greater financial resources than we do and as a result,  we  may  be  unable  to  acquire new mining properties on terms that we consider  acceptable.

There  is  a global market for lead, zinc, copper, silver or gold and other precious metals. We plan to sell lead, zinc, copper, silver or gold, and any other precious metals we may discover, if we are successful  in  our  exploration  and  mining  activities,  at prevailing market prices.  We  do  not  believe  that  any single company or other institution has sufficient  market  power  to  significantly affect the price or supply of these metals.

Dependence on one or a few Major Competitors

We  do  not  depend  on  one  or  a  small  number  of customers, as we have not successfully discovered or extracted any commercial quantities of lead, zinc, copper, silver or gold or  other  precious  metals to date. We have no customers and have not generated any  revenues  to  date.

Patents, Trademarks and Licences

We  have  no  patents,  trademarks  or licenses. We do own the mineral rights to certain  property  in the State of Nevada, which are explained in detail below.

Need for Government Approval

In  connection  with  our  planned exploration activities, we may be required to comply  with  certain environmental laws and regulations which may require us to obtain  permits  issued  by  regulatory agencies and to file various reports and keep records of our operations affecting the environment. While we will not need any permits for Phases I through III (described below), we will require a permit to  conduct  diamond drilling pursuant to Phase IV below. We plan to conduct our Phase  IV  exploration activities only if the results from Phases II and III are encouraging.

Costs and Effects of Compliance with Enviromental Laws

All  of  our  exploration,  development  and  production activities which we may undertake  in the future on our property in Nevada will be subject to regulation by  governmental  agencies  under various environmental laws. These laws address emissions  to  the air, discharges to water, management of wastes, management of hazardous  substances, protection of natural resources, antiquities  and endangered species, and  reclamation  of lands disturbed by mining operations. Additionally, depending on the results of our exploration activities, if completed, and what mining activities we may undertake in the future, funding permitting, certain regulations may also require us to obtain permits for our activities. These  permits  normally  may be subject to public review processes resulting in public approval of the activity. While these laws and regulations may govern how we conduct many aspects of our business, we do not believe that they  will have a material adverse effect on our results of operations or financial condition. We plan to evaluate our operations in light of the cost and impact  of  environmental  regulations  on  those  operations.  We also plan to evaluate new laws and regulations as they develop to determine the impact on, and  changes  necessary to, our planned operations. Additionally, it is possible that future changes in these laws or regulations could have a significant impact on  some  portion  of our business, causing us to reevaluate those activities at that  time.

ITEM 2. DESCRIPTION OF PROPERTY

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

In his geological report, Mr. Sookochoff, recommended that a four-phase continuing exploration program be undertaken on the property in order to determine locations on which to focus concentrated exploration activities. The four-phase program consists of the following:

Phase	Recommended Exploration Program	Estimated	Status Cost
Phase I	Prospecting, trenching and sampling to determine geological controls to, and the nature of, the indicated mineralization.	$7,500	Completed January 2007.
Phase II	VLF-EM and soil geochemical surveys along determined extensions of known mineral areas.	$7,500	Completed December 2008.
Phase III	Sampling and geological mapping within anomalous zones indicated from the results of Phase II.	$12,500	Expected to be completed in July 2009.
Phase IV	Test diamond drilling of the prime correlative anomalous zones.	$40,000	Expected to be completed in September - October 2009*, depending on the results of Phase III.
	Total Estimated Cost	$67,500

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

Phase II Exploration Results

Phase II of our exploration program was completed in December, 2008. The objective of the Phase II exploration program was to conduct VLF-EM and soil geochemical surveys, which should assist in defining the structural trend and indicated mineral zones and provide information as to the location of potentially economic mineral zones.

Based on the results of Phase II of our exploration program, our geological consultant recommended that Phase III be commenced. We anticipate its completion in July 2009.  The third phase consists of sampling and geological mapping within anomalous zones indicated from the results of Phase II, which will define anomalous areas for drilling in Phase IV. As of the date of this Report we have expended approximately $39,500 in connection with the preparation of the geological report and the exploration of our mineral claim.

A decision on proceeding beyond the planned Phase III exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. Additionally, we may not have sufficient funds to complete the Phase III or Phase IV exploration on the property and may be forced to raise additional capital before completing such Phases.

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

ITEM 3. LEGAL PROCEEDINGS

From  time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently  involved  in  legal  proceedings that could reasonably be expected to have  a  material adverse effect on our business, prospects, financial condition or  results  of operations. We may become involved in material legal proceedings in  the  future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II:

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our  common stock is traded on the over-the-counter Bulletin Board (the "OTCBB") under  the  trading  symbol  "RSTV".  While  we were approved for trading on the OTCBB on approximately December 29, 2008, no shares of common stock had traded as of the  year  ended December 31, 2008, and only a very limited of number of shares have traded  as  of  the filing date of this report.  As such, no historical high and low  bid  prices for our common stock for the fiscal year ended December 31, 2008 is available  for  inclusion  in  this  report.

Description of Capital Stock

We  have  authorized  capital  stock  consisting of 100,000,000 shares of common stock,  $0.001  par  value  per  share ("Common Stock") and 100,000,000 shares of preferred  stock,  $0.001  par  value  per  share  ("Preferred  Stock").

On January 14, 2009, Rostock approved a 7 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record effective January 3, 2009.  Per SAB4, the forward stock split is being applied retroactively. As a result of the split, each holder of record on the record date automatically received six additional shares of Rostock’s common stock for every one. After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

Common Stock

The  holders  of  outstanding  shares  of  Common  Stock are entitled to receive dividends  out of assets or funds legally available for the payment of dividends at  such times and in such amounts as the board from time to time may determine. Holders  of  Common  Stock  are  entitled to one vote for each share held on all matters  submitted  to  a vote of shareholders. There is no cumulative voting of the  election  of  directors then standing for election. The Common Stock is not entitled  to  pre-emptive rights and is not subject to conversion or redemption.Upon liquidation,  dissolution or winding up of our company, the assets legally available  for  distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any  outstanding payment of other claims of creditors. Each outstanding share of Common  Stock  is  duly  and  validly  issued,  fully  paid  and non-assessable.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

While we do not currently have any plans for the issuance of Preferred Stock, the issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until the board of directors determines the specific rights of the holders of the Preferred Stock, which rights may be superior to those associated with our Common Stock; which effects may include:

     o    Restricting  dividends  on  the  Common  Stock;

     o    Rights  and  preferences  including  dividend  and dissolution rights, which  are  superior  to  our  Common  Stock;

     o    Diluting  the  voting  power  of  the  Common  Stock;

     o    Impairing  the  liquidation  rights  of  the  Common  Stock;  or

     o    Delaying  or  preventing  a  change  in control of the Company without further  action  by  the  stockholders.

Sales of Unregistered Securities During the Year Ended December 31, 2008

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ROSTOCK VENTURES CORP. ("ROSTOCK", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

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

We received the geological evaluation report on the McVicar Claim entitled “Geological Evaluation Report on the McVicar Lode Mining Claim” prepared by Mr. Sookochoff on December 26, 2006. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. Phase I of the exploration program recommended by Mr. Sookochoff was completed in January 2007, and Phase II of the exploration program recommended by Mr. Sookochoff was completed in December 2008. During the next twelve months, we intend to complete Phase III and Phase IV of the recommended exploration program, funding permitting, as described above.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$4,000
Consulting Fees	$3,000
Mineral Property Exploration Expenses	$52,500
Offering Expenses	$0
TOTAL	$69,500

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program for the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of December 31, 2008, the date of our most recent unaudited financial statements, we had cash on hand in the amount of $581.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2007.

We did not generate any revenue for the fiscal period ended December 31, 2008 or the fiscal period ended December  31, 2007, or for the period from inception, November 2, 2006, through December 31, 2008.  We do not anticipate generating revenues, if ever, until we raise sufficient capital to conduct our exploration activities and until and unless we locate commercial quantities of minerals, of which there can be no assurance.

We had total expenses consisting entirely of operating expenses of $51,696 for the fiscal period ended December 31, 2008, compared to total operating expenses of $54,673 for the fiscal period ended December 31, 2007, a decrease in total operating expenses of $2,977 or 5% from the prior period.  The main reason for the decrease in operating expenses was an decrease in exploration and testing expenses to $7,500 for the fiscal period ended December 31, 2008, compared to $18,500 for the fiscal period ended December 31, 2007, offset with an increase in legal and professional expenses to $14,297 for the fiscal period ended December 31, 2008, compared to $8,931 for the fiscal period ended December 31, 2007, with a decrease of $6,027 or 18% decrease in other selling, general and administrative expenses to $27,627 for fiscal period ended December 31, 2008, compared to $33,654 for the fiscal period ended December 31, 2007.  The increase in legal and professional expenses for the fiscal period ended December 31, 2008 compared to the fiscal period ended December 31, 2007 was attributable to expenses in connection with the completion of our S-1 filing.

We had a net loss of $51,696 for the fiscal period ended December 31, 2008, compared to a net loss of $54,673 for the fiscal period ended December 31, 2007, a decrease in net loss of $12,977 or 5% from the prior period.

We had foreign exchange loss of $2,272 for the fiscal period ended December 31, 2008 in connection with foreign currency translation adjustments of our assets compared to foreign exchange income of $6,412 for the fiscal period ended December 31, 2007, a decrease of in foreign exchange income of $4,140 from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract any minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $581 as of December 31, 2008, consisting entirely of cash and cash equivalents.  We had no other assets besides the cash and cash equivalents as of December 31, 2008.

We had total liabilities, consisting solely of current liabilities of $21,028 as of December 31, 2008, which consisted of accounts payable, advances from shareholder and notes payable to a third-party.

We had a working capital deficit of $20,447 and a total deficit accumulated during the development stage of $114,868 as of December 31, 2008.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $114,868 at December 31, 2008. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, income taxes, and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Because of our limited operating history, there are no significant accounting policies not already explained in the footnotes of our financial statements.  See Note 1 to our financial statements.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and Board of Directors
Rostock Ventures Corp.
(A Development Stage Company)
Saskatoon, Saskatchewan
Canada

We have audited the accompanying balance sheets of Rostock Ventures Corp., (a development stage company), as of December 31, 2008 and 2007, and the related statements of expenses, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008, 2007 and the period from November 2, 2006 (Inception) through December 31, 2008. These financial statements are the responsibility of Rostock’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp., as of December 31, 2008, and the results of its operations and cash flows for the years ended December 31, 2008, 2007 and the period from November 2, 2006 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
March 30, 2009

Rostock Ventures Corp.
( A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$581	$38,128

Total assets	$581	$38,128

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$497	$6,879
Due to shareholder	531	-
Notes payable	20,000	-

Total liabilities	21,028	6,879

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 * shares issued and outstanding at December 31, 2008 and 2007	40,698	40,698
Additional paid-in capital	53,723	53,723
Deficit accumulated during the development stage	(114,868)	(63,172)
Total stockholders’ (deficit) equity	(20,447)	31,249
Total liabilities and stockholders’ (deficit) equity	$581	$38,128
*All share amounts have been retroactively recast to show the effect of a forward 7 to 1 stock split.

See accompanying notes to these financial statements.

Rostock Ventures Corp.
( A Development Stage Company)
Statements of Expenses

	Years Ended		November 2, 2006
	December 31, 2008	December 31, 2007	(Inception) through December 31, 2008
Operating Expenses:

Exploration and testing	$7,500	$18,500	$29,000
Legal and professional expenses	14,297	8,931	26,820
Other selling, general and administrative	27,627	33,654	63,188

Total Operating Expenses	49,424	61,085	119,009
Loss from Operations	(49,424)	(61,085)	(119,009)

Other Income:
Foreign currency exchange gain / (loss)	(2,272)	6,412	4,140

Net Loss	$(51,696)	$(54,673)	$(114,868)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	40,698,273	39,619,790

*All share amounts have been retroactively recast to show the effect of a forward 7 to 1 stock split

See accompanying notes to these financial statements.

Rostock Ventures corp.
Statements of changes in Stockholders’ Equity

(A Development Stage Company)

For the period from November 2, 2006 (Inception) to December 31, 2008

	Common shares *	Stock amount	Additional Paid in Capital	Subscriptions received	Deficit Accumulated During the Development Stage	Total
Balance, November 2, 2006	-	$-	$-	$-	$-	$-
Issuance of common stock for cash to founder	28,000,000	28,000	12,000	-	-	40,000
Cash received for stock subscribed		-	-	50,687	-	50,687
Net loss		-	-	-	(8,499)	(8,499)
Balance, December 31, 2006	28,000,000	$28,000	$12,000	$50,687	$(8,499)	$82,188
Shares issued for cash	12,698,273	12,698	41,723	(50,687)	-	3,734
Net loss	-	-	-	-	(54,673)	(54,673)
Balance, December 31, 2007	40,698,273	$40,698	$53,723	$-	$(63,172)	$31,249
Net loss	-	-	-	-	(51,696)	(51,696)
Balance, December 31, 2008	40,698,273	$40,698	$53,723	$-	$(114,868)	$(20,447)

*All share amounts have been retroactively recast to show the effect of a forward 7 to 1 stock split

See accompanying notes to these financial statements.

Rostock Ventures Corp.
( A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	November 2, 2006 (Inception) to December 31, 2008
Cash flows from operating activities:
Net loss	$(51,696)	$(54,673)	$(114,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	11,000	11,000
Changes in assets and liabilities:
Accounts payable	(6,382)	3,286	497
Net cash used in operating activities	(58,078)	(40,387)	(103,371)

Cash flows from investing activities:
Purchase of mining claim	-	(5,000)	(11,000)

Cash flows from financing activities:
Cash received for stock issued	-	3,734	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	20,000	-	20,000
Advances (to)/ from shareholder	531	(356)	531
Net cash provided by financing activities	20,531	3,378	114,952

Net increase (decrease) in cash and cash equivalents	(37,547)	(42,009)	581

Cash and cash equivalents at beginning of period	38,128	80,137	-

Cash and cash equivalents at end of period	$581	$38,128	$581

Supplemental information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business
Rostock Ventures, Corp. (“Rostock”) was incorporated November 2, 2006 in Nevada and is a development stage company.  Rostock  was formed to seek business opportunities in mineral exploration.  At December 31, 2007, Rostock had purchased two mining claims and is in the process of geologically evaluating and testing these claims.  However, since inception  Rostock’s  focus has been directed toward raising operating capital and further developing its business plan.

Basis of Presentation
The accompanying financial statements of Rostock Ventures, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. Rostock is a Development Stage Company, as defined by FASB Statement No.7, ”Accounting and Reporting for Development Stage Enterprises”, and SEC Industry Guide 7.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.  Specifically, the effect of the foreign currency translation regarding the Canadian bank account was presented as other comprehensive income in 2007 in the amount of $8,292.  This amount was reclassed to the statement of expenses.  This reclass resulted in an adjustment of net loss for 2007 from $62,965 to $54,673.

Use of Estimates
In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, Rostock considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes
Rostock recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Rostock provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss per Share
Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Foreign Currency
Rostock has the U.S. dollar designated as their functional currency because most transactions, including all operating costs, are conducted in U.S. dollars.  Per FAS 52 Foreign Currency Translation, transactions conducted in the local currency, mainly the Canadian dollar, are re-measured to U.S. dollars using current rates of exchange for assets and liabilities. At each balance-sheet date, assets and liabilities denominated in a currency other than the functional currency of the recording entity must be adjusted to reflect the current exchange rate on that date.  Transaction gains and losses resulting from adjusting assets and liabilities denominated in a currency other than the functional currency of the reporting entity or from settling such items generally must be included in income as they arise.

Recently Issued Accounting Pronouncements
Rostock does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Rostock’s results of operations, financial position or cash flows.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $114,868 at December 31, 2008. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.	Debt

Notes payable of $20,000 consists of loan proceeds from an individual dated October 29, 2008.  The loan is payable on demand and is non interest bearing.

Advances from a shareholder of $531 do not bear interest and are payable on demand.

4.	Equity

On January 14, 2009, Rostock approved a 7:1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of that date.  As a result of the split, each holder of record automatically received six additional shares of Rostock’s common stock.  After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares for both December 31, 2008 and 2007.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Preferred stock may be divided into and issued into one or more series by the Board of Directors.  The Board is authorized to determine rights, preferences, limitations and terms of preferred shares.  There were no preferred shares outstanding at December 31, 2008.

From inception (November 2, 2006) through December 31, 2008, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $43,734.  28,000,000 (post forward split) of these shares were issued to the founder at .01 per share for proceeds of $40,000.

5.	Income Taxes

Rostock uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, Rostock incurred a loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $113,323 at December 31, 2008 and will expire through 2028.

At December 31, 2008, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$38,530
Less: valuation allowance	(38,530)

Net deferred tax asset	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

(A)
Evaluation  of  disclosure  controls  and  procedures.  Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of  our  "disclosure controls and procedures" (as defined in the Securities Exchange  Act  of  1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period  covered  by  this  Annual  Report  on  Form 10-K (the "Evaluation Date"),  has  concluded  that  as  of  the  Evaluation Date, our disclosure controls  and procedures are effective to provide reasonable assurance that information  we  are required to disclose in reports that we file or submit under  the  Exchange  Act  is  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules  and forms, and that such information is accumulated and communicated to  our  management,  including  our  Chief Executive Officer and Principal Financial  Officer,  as  appropriate,  to  allow timely decisions regarding required  disclosure.

(B)
Management’s report on internal controls over financial reporting.  This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies .  We expect to report on our assessment of internal controls over financial reporting as of December 31, 2009.

(C)
Changes  in  internal  control  over  financial  reporting.  There  were no significant changes in our internal control over financial reporting during the  last  fiscal  year  and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect,  our  internal  control  over  financial  reporting.

ITEM 8B. OTHER INFORMATION.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  following  table  sets  forth  the  name,  age  and position of each of our directors  and  executive  officers.  There  are  no  other  persons  who can be classified as a promoter or controlling person of us. Our officers and directors are  as  follows:

NAME	AGE	POSITION

Collin Sinclair	44	Chief Executive Officer,Chief Financial Officer, Secretary, Treasurer and Director

Collin Sinclair has served as our Chief Executive Officer, Chief Financial Officer, Secretary,  Treasurer  and  sole  Director since our incorporation in November 2006.

Collin has been our President, Secretary, Treasurer and the sole Director since our inception on November 2, 2006. From September 1998 to August 2002, Mr. Sinclair was a crane technician and apprentice electrician for Kaverit Steel & Crane in Saskatoon, Saskatchewan, Canada. In October of 2002, he achieved his electrical journeyman status (SIAST) at the Palliser Campus, Moose Jaw, Saskatchewan. From November of 2002 to January 2003, Mr. Sinclair was employed as an electrician at Triangle Electric, Estevan, Saskatchewan. From February 2003 to December 2005, Mr. Sinclair was employed as an Electronic Technician at Jaltronix Technologies, an industrial electronic and control systems designer and manufacturer, located in Saskatoon, Saskatchewan. Since January 2006, Mr. Sinclair has been the President and owner of Cynertia Control Inc., an industrial automation and electrical control systems designer and manufacturer located in Saskatoon, Saskatchewan.

Other than the work experience listed above, Mr. Sinclair has no previous history as an  officer  or Director of a mining company or any publicly traded companies or businesses  (see  the  Risk Factor entitled "Our Sole Officer And Director Lacks Technical  And/Or  Exploration Experience In And With Mining Activities and With Publicly  Traded  Companies  in  General,"  above).

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

ITEM 10. EXECUTIVE COMPENSATION

				Other(1)
				Annual	Options
Name & Principal Position	Year	Salary ($)		Compensation	SARs

Collin Sinclair	2008	$	- 0 -	- 0 -	- 0 -
CEO, CFO,	2007	$	- 0 -	- 0 -	- 0 -
Secretary,	2006		$-0-	-0-	-0-
Treasurer, and
Director (2)

*  Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individual listed above, we had no executive employees who have received more than $100,000 in  compensation,  including  bonuses  and  options, since our formation in November 2006.

(1) No Executive Officer received any long term incentive plan ("LTIP") payouts, restricted  stock awards or bonuses during the last fiscal year, and no salaries are  being  accrued.

(2)  Mr.  Sinclair  was  appointed  as  our Chief Executive Officer, Chief Financial Officer,  Secretary,  Treasurer  and Director on November 2, 2006. Mr. Sinclair does not have an employment agreement with us and has received no salary from us to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly  or  beneficially  more  than  a 5% of the outstanding common stock (as determined  in  accordance  with  Rule 13d-3 under the Exchange Act), which sole greater  than  5%  shareholder  as  of December 31, 2008 was our sole officer and director,  Collin Sinclair.  Except  as  otherwise  indicated, all shares are owned directly.

	Beneficially Owned
	Prior to Offering

Name and Address of
Beneficial Owner	Shares	Percent(1)

COLLIN SINCLAIR (2)	28,000,000	68.8%
102 Pawlychenko Lane, #34
S7V 1G9, Saskatoon
Saskatchewan, Canada

All the officers and directors as a group (1 Person)	28,000,000	68.8%

(1) Based on 40,698,273 (post forward stock split) shares outstanding as of December 31, 2008.

(2) Mr. Sinclair is our Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and sole Director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In  November  2006,  we  issued  Collin Sinclair,  our  Chief  Executive Officer, Chief Financial Officer, Secretary and Treasurer 4,000,000 shares of our common stock in  return  for  $40,000.

Our  Chief  Executive Officer, Collin Sinclair provides us office space in his house free  of  charge,  which  office  space  totals  approximately  200 square feet.

ITEM 13. RISK FACTORS

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program on the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at December 31, 2008, the date of our most recent unaudited financial statements, we had cash on hand in the amount of approximately $581.  During the year ended December 31, 2008, we had a net loss of $51,696 and during the period from November 2, 2006 (inception) until December 31, 2008, we had a net loss of $114,868.  Furthermore, we anticipate the need for approximately $200,000 of additional capital to support our operations and complete our business plan and complete our exploration activities as planned during the next 12 months. If no additional funding is raised, we do not anticipate being able to complete any additional exploration activities and anticipate only being able to continue our business operations for the next six (6) months.  We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our McVicar Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

We completed an offering of 12,698,273 (post forward stock split) shares of our common stock at a price of $0.03 per share to investors on January 5, 2007. Additionally, Mr. Sinclair acquired 28,000,000 (post forward stock split) shares of our common stock at a price of $0.01 per share on November 17, 2006, for a total purchase price of $40,000. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 14. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 15. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 16. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 18. EXHIBITS

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

ITEM 19. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007, for professional  services  rendered  by  the Company's principal accountants, Malone & Bailey, PC for the audit of the Company's annual financial statements and  the  review of the financial statements included in the Company's Quarterly Reports  on  Form  10-Q,  as  well  as  services  provided  in connection with statutory  and  regulatory  filings  or  engagements for those fiscal years were $13,253  and $7,000 , respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

DATED: March 30, 2009	By: /s/ Collin D. Sinclair
Collin D. Sinclair
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer