Form 10-Q
period 2009-03-31
ROSTOCK VENTURES CORP
filed 2009-05-15
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2009 is 40,698,273 (post forward stock split) shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

Index

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$426	$581

Total assets	$426	$581

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,921	$497
Due to shareholder	5,131	531
Notes payable	20,000	20,000

Total liabilities	28,052	21,028

Stockholders’ deficit

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding at
March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273* shares issued and outstanding at
March 31, 2009 and December 31, 2008	40,698	40,698

Additional paid-in capital	53,723	53,723
Deficit accumulated during the development stage	(122,047)	(114,868)
Total stockholders’ deficit	(27,626)	(20,447)

Total liabilities and stockholders’ deficit	$426	$581

*All share amounts have been retroactively recast to show the effect of a forward 7 to 1 stock split.

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Expenses

(Unaudited)

Three Months  Ended March  31, 2009, March 31,  2008,  and November 2, 2006 (Inception) to March 31, 2009

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	November 2, 2006 (Inception) to March 31, 2009

Operating expenses:

Exploration and testing	$-	$-	$29,000
Legal and professional expenses	1,208	502	28,028
Other selling, general and administrative	6,048	6,289	69,236

Total Operating Expenses	7,256	6,791	126,265

Loss From Operations	(7,256)	(6,791)	(126,265)

Other Income (Loss):
Foreign currency exchange gain (loss)	77	(1,189)	4,217
Net Loss	$(7,179)	$(7,980)	$(122,047)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	40,698,273	40,698,273

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

Three Months Ended March 31, 2009, March 31, 2008, and  November 2, 2006 (Inception) to March 31, 2009

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	November 2, 2006 (Inception) to March 31, 2009

Cash flows from operating activities:
Net loss	$(7,179)	$(7,980)	$(122,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	-	11,000
Changes in assets and liabilities:
Prepaid expenses	-	(6,126)	-
Accounts payable	2,424	(3,099)	2,921
Net cash used in operating activities	(4,755)	(17,205)	(108,126)

Cash flows from investing activities:
Purchase of mining claim	-	-	(11,000)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt			20,000
Advances from shareholder	4,600	-	5,131
Net cash provided by financing activities	4,600	-	119,552
Net increase (decrease) in cash and cash equivalents	(155)	(17,205)	426
Cash and cash equivalents at beginning of period	581	38,128	-
Cash and cash equivalents at end of period	$426	$20,923	$426
Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

1. Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim financial statements of Rostock Ventures, Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rostock’s Annual Financial Statements included herein on this Form S-1 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2008 have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $122,047 at March 31, 2009. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

3. Debt

Notes payable of $20,000 consist of loan proceeds from an individual dated October 29, 2008.  The loan is payable on demand and is non interest bearing.

Advances from a shareholder of $5,131 do not bear interest and are payable on demand.

4. Equity

On January 14, 2009, Rostock approved a 7:1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of that date.  As a result of the split, each holder of record automatically received six additional shares of Rostock’s common stock.  After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares for both December 31, 2008 and March 31, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Preferred stock may be divided into and issued into one or more series by the Board of Directors.  The Board is authorized to determine rights, preferences, limitations and terms of preferred shares.  There were no preferred shares outstanding at March 31, 2009.

From inception (November 2, 2006) through March 31, 2009, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $43,734.  28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ROSTOCK VENTURES CORP. ("ROSTOCK", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

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
* Funding permitting

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program for the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of March  31, 2009, the date of our most recent unaudited financial statements, we had cash on hand in the amount of $426.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

We did not generate any revenue for the three months ended March 31, 2009 or the three months ended March 31, 2008, or for the period from inception, November 2, 2006, through March 31, 2009.  We do not anticipate generating revenues, if ever, until we raise sufficient capital to conduct our exploration activities and until and unless we locate commercial quantities of minerals, of which there can be no assurance.

We had total expenses consisting entirely of operating expenses of $7,256 for the three months ended March 31, 2009, compared to total operating expenses of $6,791 for the three months ended March 31, 2008, an increase in total operating expenses of $465 or  6.85% from the prior period.  The main reason for the increase in operating expenses was an increase in legal expenses to $1,208 for the three months ended March 31, 2009, compared to $502 for the three months ended March 31, 2008, offset by a $241 or 3.83% decrease in other selling, general and administrative expenses to $6,048 for three months ended March 31, 2009, compared to $6,289 for the three months ended March 31, 2008.  The increase in legal expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was attributable to expenses in connection with the preparation of our Form S-1 Registration Statement that were not present for the prior period

We had a net loss of $7,179 for the three months ended March 31, 2009, compared to a net loss of $7,980 for the three months ended March 31, 2008, a decrease in net loss of $801 or 10.06% from the prior period.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract any minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $426 as of March 31, 2009, consisting entirely of cash and cash equivalents.  We had no other assets besides the cash and cash equivalents as of March 31, 2009.

We had total liabilities, consisting solely of current liabilities of $28,052 as of March 31, 2009, which consisted  of accounts payable of $2,921, amounts due to shareholder of $5,131 and notes payable to others of $20,000.

We had a working capital deficit of $28,478 and a total deficit accumulated during the development stage of $122,047 as of March 31, 2009.

We had $4,755 of net cash used in operating activities for the three months ended March 31, 2009, which was due to $7,179 of net loss offset by $2,424 of accounts payable.

We had no net cash provided by financing activities of $4,600 for the three months ended March 31, 2009, which was due to advances from shareholder.

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $122,047 and $114,868 at March 31, 2009 and December , 2008, respectively. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program on the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of March 31, 2009, the date of our most recent unaudited financial statements, we had cash on hand in the amount of approximately $426.  During the quarter ended March 31, 2009, we had a comprehensive loss of $7,179 and during the period from November 2, 2006 (inception) until March 31, 2009, we had a comprehensive loss of $122,047.  Furthermore, we anticipate the need for approximately $200,000 of additional capital to support our operations and complete our business plan and complete our exploration activities as planned during the next 12 months. If no additional funding is raised, we do not anticipate being able to complete any additional exploration activities and anticipate only being able to continue our business operations for the next six (6) months.  We have not earned any revenues from our mineral exploration since our inception. Our plan of operation calls for significant expenses in connection with the exploration of our McVicar Claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Our ability to obtain additional financing could be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. If we are unable to obtain additional financing in the amounts and when needed, our business could fail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 28,000,000 (post forward stock split) shares of our common stock on November 17, 2006 to Collin D. Sinclair for aggregate consideration of $40,000 ($0.01 per share). Mr. Sinclair is our President and sole Director. The 28,000,000 shares of common stock are currently “restricted” shares as defined in the Securities Act.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuance, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the issuance and no underwriting discounts or commissions were paid by the Company.

We completed a private placement of 12,698,273 (post forward stock split) shares of our common stock at a price of $0.03 per share to a total of thirty six (36) purchasers on January 5, 2007. We completed the offering pursuant to Regulation S under the Securities Act. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company completed a 7 for 1 forward split effective April 04, 2009. The Company now has 40,698,273 common shares outstanding. The Company also increased its authorized share capital by 7 for 1 to 700,000,000 shares. The OTC Bulletin Board trading symbol has changed to ROSV.

ITEM 6. EXHIBITS

Index of Exhibits

Exhibit Number	Description of Exhibits

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ROSTOCK VENTURES CORP.

DATED: May 15, 2009	By: /s/ Collin D. Sinclair
Collin D. Sinclair
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer