Form 10-Q
period 2009-06-30
ROSTOCK VENTURES CORP
filed 2009-08-12
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(306) 371-1818
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 11, 2009
Common Stock, $0.001	40,698,273*

*Increased from 5,814,039 shares of common stock to 40,698,273 shares of common stock based upon the January 14, 2009 Forward Stock Split.

ROSTOCK VENTURES CORP.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:

Cash and cash equivalents	$1,515	$581

Total assets	$1,515	$581

Liabilities and Stockholders’ Deficit
Current liabilities:

Accounts payable	$1,167	$497
Due to shareholder	12,631	531
Notes payable	20,000	20,000

Total liabilities	33,798	21,028

Stockholders’ deficit:

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	53,723	53,723
Deficit accumulated during the development stage	(126,704)	(114,868)
Total stockholders’ deficit	(32,283)	(20,447)

Total liabilities and stockholders’ deficit	$1,515	$581

See accompanying notes to the condensed unaudited financial statements

ROSTOCK VENTURES CORP.
STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	November 2, 2006 (Inception) to June 30, 2009
Operating expenses:

Exploration and testing	$-	$-	$-	$-	$29,000
Legal and professional expenses	1,195	136	2,403	638	29,223
Other selling, general and administrative	3,611	7,504	9,659	13,793	72,847

Total Operating Expenses	4,806	7,640	12,062	14,431	131,070

Loss from Operations	(4,806)	(7,640)	(12,062)	(14,431)	(131,070)

Foreign currency exchange gain	149	422	226	7,525	4,366
Net loss	(4,657)	(7,218)	(11,836)	(6,906)	(126,704)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted average common shares outstanding	40,698,273	40,698,273	40,698,273	40,698,273	N/A

See accompanying notes to the condensed unaudited financial statements

ROSTOCK VENTURES CORP.
STATEMENTS OF CASH FLOW
(Unaudited)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	November 2, 2006 (Inception) to June 30, 2009

Cash flows from operating activities:
Net loss	$(11,836)	$(6,906)	$(126,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	-	11,000
Changes in assets and liabilities:
Prepaid expenses	-	(6,158)	-
Accounts payable	670	496	1,167
Foreign currency loss	226	7,525	4,366
Net cash used in operating activities	(10,940)	(5,043)	(110,171)

Cash flows from investing activities:
Purchase of mining claim	-	-	(11,000)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	-	-	20,000
Advances from shareholder	12,100	-	12,631
Net cash provided by financing activities	12,100	-	127,052

Foreign exchange effect on cash	(226)	(15,817)	(4,366)
Net increase (decrease) in cash and cash equivalents	934	(20,860)	1,515

Cash and cash equivalents at beginning of period	581	38,128	-

Cash and cash equivalents at end of period	$1,515	$17,268	$1,515

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed unaudited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

New Pronouncements

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 11, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $126,704 at June 30, 2009. This condition raises substantial doubt about Rostock’s ability to continue as a going concern.   The Company has every intention of seeking additional capital.   The company is being funded by its director until a plan is formulated to raise additional funds; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

3.	Debt

Notes payable of $20,000 consist of loan proceeds from an individual dated October 29, 2008.  The loan is payable on demand,  is non interest bearing and is unsecured.

At June 30, 2009 we owed $12,631 to a shareholder, which consisted of net funds advanced.  The funds advanced bear no interest and are unsecured.

4.	Equity

On January 14, 2009, Rostock approved a 7:1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of that date.  As a result of the split, each holder of record automatically received six additional shares of Rostock’s common stock.  After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares for both December 31, 2008 and June 30, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Preferred stock may be divided into and issued into one or more series by the Board of Directors.  The Board is authorized to determine rights, preferences, limitations and terms of preferred shares.  There were no preferred shares outstanding at June 30, 2009.

From inception (November 2, 2006) through June 30, 2009, Rostock sold 40,698,273 (split adjusted) shares of common stock for proceeds totaling $43,734.  Of the issued shares, 28,000,000 (split adjusted) were issued to the founder at $0.01 per share for proceeds of $40,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ROSTOCK VENTURES CORP. ("ROSTOCK", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2009.

GENERAL

Rostock Ventures Corp. was incorporated on November 2, 2006, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our stock trades on the Over-the-Counter Bulletin Board under the symbol “ROSV”.

Please note that throughout this Quarterly Report, and unless otherwise notes, the words “we”, “our”, “us”, the “Company” or “Rostock Ventures Corp.” refers to Rostock Ventures Corp.

RECENT DEVELOPMENTS

January 14, 2009 Forward Stock Split

On January 14, 2009, our Board of Directors pursuant to a Board of Directors meeting authorized and approved a forward stock split of seven for one (7:1) of our total issued and outstanding shares of common stock (the “Forward Stock Split”). The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 5,814,039 to approximately 40,698,273 shares of common stock. The common stock will continue to be $0.001 par value.

CURRENT BUSINESS OPERATIONS

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

In his geological report, Mr. Sookochoff, recommended that a four-phase continuing exploration program be undertaken on the property in order to determine locations on which to focus concentrated exploration activities. The four-phase program consists of the following:

Phase	Recommended Exploration Program	Estimated	Status Cost
Phase I	Prospecting, trenching and sampling to determine geological controls to, and the nature of, the indicated mineralization.	$7,500	Completed January 2007.
Phase II	VLF-EM and soil geochemical surveys along determined extensions of known mineral areas.	$7,500	Completed December 2008.
Phase III	Sampling and geological mapping within anomalous zones indicated from the results of Phase II.		Company and consultants re-evaluating Phase III work program. Expected to commence in the autumn of 2009.
Phase IV	Test diamond drilling of the prime correlative anomalous zones.		Company and consultants re-evaluating Phase IV work program. Expected to commence after the results of Phase III.

* Funding permitting

Current State of Exploration Activities

We have only recently commenced exploration of the McVicar Claim and our exploration activities are currently in the preliminary stages. Our planned exploration program is exploratory in nature and there is no assurance that we will find any mineral reserves on the McVicar Claim.

Phase I Exploration Results. Phase I of our exploration program was completed in January, 2007. The objective of the Phase I exploration program was to trench and sample the known mineral zone to determine the geological controls and the nature of the mineralization. In completing the recommended Phase I program on the McVicar Claim, two trenches were established on the McVicar Claim in locations of mineralization. The measurements of Trench I and Trench II were 30 feet long by three feet wide and two feet deep, and 35 feet long by three feet wide and two feet deep, respectively.  Three grab samples were taken: one from each of the two trenches and one from the dump of a previous exploratory working of unknown dimensions. The samples were submitted for assay at the Assayers Canada laboratory in Vancouver, Canada.

Based on the assay results, our geological consultant concluded that the Phase I program was successful in that the mineralization and the sampling results from the dump of the previous exploratory workings and from Trenches I and II returned encouraging assay results that are indicative of potentially economic zones of mineralization.

Phase II Exploration Results. Phase II of our exploration program was completed in December, 2008. The objective of the Phase II exploration program was to conduct VLF-EM and soil geochemical surveys, which should assist in defining the structural trend and indicated mineral zones and provide information as to the location of potentially economic mineral zones.

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

A decision on proceeding with the planned Phase III exploration program and beyond is currently being re-evaluated by the Company and professional consultants. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. Additionally, we need sufficient funds to complete the Phase III or Phase IV exploration on the property and may be forced to raise additional capital before completing such Phases.

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

RESULTS OF OPERATIONS

	Six Month Period Ended June 30, 2009 and 2008		For the Period from November 2, 2006 (inception) to June 30, 2009
STATEMENT OF EXPENSES DATA
Operating Expenses
Exploration and testing	$-0-	$-0-	$29,000
Legal and professional expenses	2,403	638	29,223
Selling, general and administrative	9,659	13,793	72,847
Loss from Operations	$(12,062)	$(14,431)	$(131,070)
Foreign currency exchange gain	226	7,525	4,366
Net Loss	$(11,836)	$(6,906)	$(126,704)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract any minerals and generate any revenues through the sale of such minerals, of which there can be no assurance. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended June 30, 2009 Compared to Six Month Period Ended June 30, 2008

Our loss from operations for the six-month period ended June 30, 2009 was approximately $12,062 compared to loss from operations of $14,431 during the six-month period ended June 30, 2008 (a decrease of $2,369). During the six-month periods ended June 30, 2009 and 2008, we did not generate any revenue.

During the six-month period ended June 30, 2009, we incurred operating expenses of approximately $12,062 compared to $14,431 incurred during the six-month period ended June 30, 2008 (a decrease of $2,369). These operating expenses incurred during the six-month period ended June 30, 2009 consisted of: (i) legal and professional of $2,403 (2008: $638); and (ii) selling, general and administrative of $9,659 (2008: $13,793.)

Operating expenses incurred during the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 decreased primarily due to the decrease in selling, general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Foreign currency exchange rate recorded during the six-month period ended June 30, 2009 was $226 (2008: $7,525).

Therefore, our net loss during the six-month period ended June 30, 2009 was $11,836 or $0.00 per share compared to a net loss of $6,906 or $0.00 per share during the six-month period ended June 30, 2008. The weighted average number of shares outstanding was 40,698,273 for both six-month periods ended June 30, 2009 and June 30, 2008, taking into consideration the Forward Stock Split.

Three Month Period Ended June 30, 2009 Compared to Three Month Period Ended June 30, 2008.

Our loss from operations for the three month period ended June 30, 2009 was $4,806 compared to a loss from operations of $7,640 during the three month period ended June 30, 2008 (a decrease of $2,834). During the three month periods ended June 30, 2009 and 2008, we did not generate any revenue.

During the three month period ended June 30, 2009, we incurred operating expenses of approximately $4,806 compared to $7,640 incurred during the three month period ended June 30, 2008 (a decrease of $2,834). These operating expenses incurred during the three month period ended June 30, 2009 consisted of: (i) legal and professional of $1,195 (2008: $136);and  (ii) selling, general and administrative of $3,611 (2008: $7,504).

Operating expenses incurred during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 decreased primarily due to the decrease in selling, general and administrative expenses.

Foreign currency exchange rate recorded during the three-month period ended June 30, 2009 was $149 (2008: $422).

Therefore, our net loss during the three-month period ended June 30, 2009 was $4,657 or ($0.00) per share compared to a net loss of $7,218 or ($0.00) per share during the three-month period ended June 30, 2008. The weighted average number of shares outstanding was 40,698,273 for both three-month periods ended June 30, 2009 and June 30, 2008, taking into consideration the Forward Stock Split

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2009

As at the six month period ended June 30, 2009, our current assets were $1,515 and our current liabilities were $33,798, which resulted in a working capital deficiency of $32,283. As at the six month period ended June 30, 2009, current assets were comprised of $1,515 in cash and cash equivalents.

As at the six month period ended June 30, 2009, our total assets were $1,515 comprised entirely of current assets. The slight increase in total assets during the six month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to the increase in cash.

As at the six month period ended June 30, 2009, our total liabilities were $33,798 comprised of: (i) accounts payable of $1,167; (ii) due to shareholder of $12,631; and (iii) notes payable of $20,000. The increase in liabilities during the six month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to an increase in amounts due to shareholder. See “ – Material Commitments”.

Stockholders’ deficit increased from $20,447 as of December 31, 2008 to stockholders’ deficit of $32,283 as of June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2009, net cash flows used in operating activities was $10,940, consisting primarily of a net loss of ($11,836). Net cash flows used in operating activities was adjusted by $670 in accounts payable and $226 in foreign currency loss.

Cash Flows from Investing Activities

For the six month period ended June 30, 2009, net cash flows used in investing activities was  $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2009, net cash flows provided from financing activities was $12,100 consisting of advances from shareholder.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

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

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program for the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of June 30, 2009, the date of our most recent unaudited financial statements, we had cash on hand in the amount of $1,515.

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

MATERIAL COMMITMENTS

A material commitment for us during fiscal year 2009 is an aggregate $20,000 due and owing to one of our shareholders. The loan is payable on demand and is non-interest bearing.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 and December 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. Although our potential properties are located in Canada, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including our President/Chief Executive Officer our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2009 due to lack of audit committee. Such officers also confirmed that there was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of creating a new audit committee to remediate such material weakness; furthermore, we intend to hire a consulting firm to assess, review and conduct appropriate operational testing effectiveness of our internal control over financial reporting.

This quarterly report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009; however, we do not currently have an audit committee and management recognizes this a material weakness which affect our internal control over financial reporting, management intend to remediate such material weakness before the end of the second quarter 2009.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

ITEM 1A. RISKFACTORS

Not required.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Index of Exhibits

Exhibit Number	Description of Exhibits

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

DATED: August 12, 2009	By: /s/ Collin D. Sinclair
Collin D. Sinclair
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer