Form 10-Q
period 2009-09-30
ROSTOCK VENTURES CORP
filed 2009-11-13
CIK 1396054

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

___________________________________

ROSTOCK VENTURES CORP.

 (Exact name of registrant as specified in its charter)

Nevada	333-144944	98-0514250
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

3033 Fifth Avenue, Suite 201

San Diego, CA 92103

(Address of principal executive offices)

619-399-3090

(Registrant’s Telephone Number)

102 Pawlychenko Lane, Suite 34

Saskatoon, SK, Canada S7V 1G9

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No        .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X                          No        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes           No    X    .

Issuer’s revenues for its most recent fiscal year: Nil

As of November 13, 2009, there were 40,698,273 shares of the registrant’s Common Stock outstanding. ROSTOCK VENTURES CORP.

Form 10-Q

Index

Page

Financial Statements:

Balance Sheets (Unaudited)

4

Statements of Expenses (Unaudited)

5

Statements of Cash Flows (Unaudited)

6

Notes to (Unaudited) Financial Statements

7

Rostock Ventures Corp.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,019	$581
Receivables	280	-

Total assets	$14,299	$581

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,703	$497
Due to shareholder	15,131	531
Notes payable	50,000	20,000

Total liabilities	67,834	21,028
Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	53,723	53,723
Deficit accumulated during the development stage	(147,956)	(114,868)
Total stockholders’ deficit	(53,535)	(20,447)

Total liabilities and stockholders’ deficit	$14,299	$581

See accompanying notes to the condensed unaudited financial statements

Rostock Ventures Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

						November
	Three	Three	Nine	Nine		2, 2006
	Months	Months	Months	Months		(Inception)
	Ended	Ended	Ended	Ended		to
	September 30,	September 30,	September 30,	September 30,		September 30,
	2009	2008	2009	2008		2009
Operating expenses:
Exploration and testing	$14,105	$7,500	$14,105	$7,500		$43,105
Legal and professional expenses	1,963	11,621	4,366	12,260		31,186
Other selling, general and administrative	5,150	9,549	14,809	23,340		77,997

Total Operating Expenses	21,218	28,670	33,280	43,100		152,288

Loss from Operations	(21,218)	(28,670)	(33,280)	(43,100)		(152,288)

Other gain (expense):
Interest expense	(64)	-	(64)	-		(64)
Foreign currency exchange gain	30	207	256	560		4396

Total Other Gain (Expense)	(34)	207	192	560		4,332

Net Loss	$(21,252)	$(28,463)	$(33,088)	$(42,540)		$(147,956)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$	N/A
Weighted average common shares outstanding	40,698,273	40,698,273	40,698,273	40,698,273		N/A

See accompanying notes to the condensed unaudited financial statements

Rostock Ventures Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30, 2009, September 30, 2008, and  November 2, 2006 (Inception) to September  30, 2009

	Nine	Nine	November 2,
	Months	Months	2006 (Inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(33,088)	$(42,540)	$(147,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	11,025	-	22,025
Changes in assets and liabilities:
Receivables	(280)	-	(280)
Accounts payable	2,206	7,417	2,703
Foreign currency gain	(256)	(560)	4,396
Net cash used in operating activities	(20,393)	(35,683)	(119,112)
Cash flows from investing activities:
Purchase of mining claim	(11,025)	-	(22,025)
Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	30,000	-	50,000
Advances (to)/ from shareholder	14,600	-	15,131
Net cash provided by financing activities	44,600	-	159,552
Foreign exchange effect on cash	256	(560)	(4,396)
Net increase (decrease) in cash and cash equivalents	13,438	(36,243)	14,019
Cash and cash equivalents at beginning of period	581	38,128	-
Cash and cash equivalents at end of period	$14,019	$1,885	$14,019
Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed unaudited financial statements

Rostock Ventures Corporation

(An Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

Nature of Business

Rostock Ventures, Corp. (“Rostock”) was incorporated November 2, 2006 in Nevada and is a development stage company.  Rostock  was formed to seek business opportunities in mineral exploration.  At September 30, 2009, Rostock had purchased 59 mining claims in the Tintina Gold Belt in Yukon Territory, Canada and is in the process of geologically evaluating and testing these claims as well as raising operating capital and further developing its business plan for future acquisitions.

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

New Pronouncements

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events (“ASC 855,”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855, did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September  30, 2009 up through November 13, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit at September 30, 2009. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

3.

Debt

Notes payable consist of proceeds from two loan agreements.

The first loan in the amount of $20,000 is from an individual dated October 29, 2008.  The loan is payable on demand, is non interest bearing and is unsecured.

The second loan is dated September 17, 2009, in the amount of $30,000 and bears interest at 6%.  The loan matures September 18, 2010, along with unpaid interest.

At September 30, 2009 we owed $15,131 to a shareholder, which consisted of net funds advanced.  The funds advanced bear no interest and are unsecured.

4.

Equity

On January 14, 2009, Rostock approved a 7:1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of that date.  As a result of the split, each holder of record automatically received six additional shares of Rostock’s common stock.  After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares for both December 31, 2008 and September 30, 2009.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Preferred stock may be divided into and issued into one or more series by the Board of Directors.  The Board is authorized to determine rights, preferences, limitations and terms of preferred shares.  There were no preferred shares outstanding at September 30, 2009.

From inception (November 2, 2006) through September 30, 2009, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $43,734. 28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

5.

Mining Properties

On July 3, 2009, the Company entered into a verbal agreement to acquire 59 mining claims in the Tintina Gold Belt (the “Tintina Claims”) in Yukon Territory, Canada in exchange for $11,025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ROSTOCK VENTURES CORP. ("ROSTOCK", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

GENERAL

Rostock Ventures Corp. was incorporated on November 2, 2006, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our stock trades on the Over-the-Counter Bulletin Board under the symbol “ROSV”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company” or “Rostock Ventures Corp.” refers to Rostock Ventures Corp.

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

RECENT DEVELOPMENTS

CURRENT BUSINESS OPERATIONS

On December 22, 2006, we acquired a 100% undivided interest in a mineral claim known as McVicar Lode Mining Claim (the “McVicar Claim”) comprised of one located claim of 20 acres located in the Yellow Pine Mining District, Clark County, Nevada. Our plan of operation is to conduct mineral exploration activities on the McVicar Claim in order to assess whether it possesses mineral deposits of lead, zinc, copper, silver or gold capable of commercial extraction. Although the Yellow Pine Mining District is less famous than many of the other mining districts of the Great Basin, it nevertheless ranks second only to Tonopah in total Nevada lead and zinc production. During World War I, this district was one of the most productive in the West, but by the end of World War II, only a few mines remained in operation. A description of the McVicar Claim is provided under the heading “Description of Property.”

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

In accordance with Nevada mining regulations, the McVicar Claim is in good standing to September 1, 2010. To keep the claim in good standing for additional years, proof of labor on the claim has to be filed each year with the Clark County recorder’s office in Las Vegas prior to its expiry date.

In addition to Nevada State regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with federal regulations, the McVicar Claim is in good standing to September 1, 2010. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year. If we fail to pay the required amount of fee of this exploration work, then our mineral claim will lapse on September 1, 2010, and we will lose all interest that we have in the mineral claim.

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

Phase III Exploration Program. The third phase consists of sampling and geological mapping within anomalous zones indicated from the results of Phase II, which will define anomalous areas for drilling in Phase IV. As of the date of this Report we have expended approximately $39,500 in connection with the preparation of the geological report and the exploration of our mineral claim.

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

We do not have any current plans to continue with the exploration of the Amerillo Claim until after the exploration of our McVicar Claim, funding permitting, if ever.  In accordance with federal regulations, the Amerillo Claim is in good standing to September 1, 2010. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.  If we fail to pay the required amount of fee of this exploration work, then our mineral claim will lapse on September 1, 2010, and we will lose all interest that we have in the mineral claim.

Tintina Claims

On July 3, 2009, we entered into a verbal agreement to acquire 59 mining claims in the Tintina Gold Belt (the “Tintina Claims”) in Yukon Territory, Canada in exchange for $11,025.

The claims, in the aggregate, are a gold prospect which is approximately 3200 contiguous acres and has similar geological characteristics as recent gold discoveries in close proximity.  The Claims lie within the globally prolific mining region known as the Tintina Gold Belt.

RESULTS OF OPERATIONS

	Nine Month Period Ended September 30, 2009 and 2008		For the Period from November 2, 2006 (inception) to September 30, 2009
STATEMENT OF EXPENSES DATA
Operating Expenses
Exploration and testing	$14,105	$7,500	$43,105
Legal and professional expenses	4,366	12,260	31,186
Selling, general and administrative	14,809	23,340	77,997
Loss from Operations	(33,280)	(43,100)	(152,288)
Interest expense	(64)	-	(64)
Foreign currency exchange gain	256	560	4,396
Net Loss	$(33,088)	$(42,540)	$(147,956)

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

Nine Month Period Ended September 30, 2009 Compared to Nine Month Period Ended September 30, 2008

Our loss from operations for the nine-month period ended September 30, 2009 was approximately $33,280 compared to loss from operations of $43,100 during the nine-month period ended September 30, 2008, a decrease of $9,820. During the nine-month periods ended September 30, 2009 and 2008, we did not generate any revenue.

During the nine-month period ended September 30, 2009, we incurred operating expenses of approximately $33,280 compared to $43,100 incurred during the nine-month period ended September 30, 2008 a decrease of $9,820. These operating expenses incurred during the nine-month period ended September 30, 2009 and 2008 consisted of: (i) legal and professional of $4,366 and $12,260 respectively; and (ii) selling, general and administrative of $14,809 and $23,340 respectively; and (iii) exploration and testing expenses of $14,105 and $7,500 respectively.

Operating expenses incurred during the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 decreased primarily due to the decrease in selling, general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Foreign currency exchange rate recorded during the nine-month period ended September 30, 2009 was $256 and $560 during the nine-month period ended Septemeber 30, 2008.  Interest Expenses for the nine-month period ended September 30, 2009 and 2008 was $64 and $0 respectively.

Therefore, our net loss during the nine-month period ended September 30, 2009 was $33,088 or $0.00 per share compared to a net loss of $42,540 or $0.00 per share during the nine-month period ended September 30, 2008. The weighted average number of shares outstanding was 40,698,273 for both nine-month periods ended September 30, 2009 and September 30, 2008, taking into consideration the Forward Stock Split.

Three Month Period Ended September 30, 2009 Compared to Three Month Period Ended September 30, 2008.

Our loss from operations for the three month period ended September 30, 2009 was $21,218 compared to a loss from operations of $28,670 during the three month period ended September 30, 2008, a decrease of $7,452. During the three month periods ended September 30, 2009 and 2008, we did not generate any revenue.

During the three month period ended September 30, 2009, we incurred operating expenses of approximately $21,218 compared to $28,670 incurred during the three month period ended September 30, 2008 a decrease of $7,452. These operating expenses incurred during the three month period ended September 30, 2009 and 2008 consisted of: (i) legal and professional of $1,963 and $11,621 respectively ;and  (ii) selling, general and administrative of $5,150 and $9,549 respectively; and (iii) exploration and testing expenses of $14,105 and $7,500 respectively.

Operating expenses incurred during the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 decreased primarily due to the decrease in selling, general and administrative expenses.

Foreign currency exchange rate recorded during the three-month period ended September 30, 2009 was $30 and $207 during the three-month period ended Septemeber 30, 2008. Interest Expenses for the three-month period ended September 30, 2009 and 2008 was $64 and $0 respectively.

Therefore, our net loss during the three month period ended September 30, 2009 was $21,252 or $0.00 per share compared to a net loss of $28,463 or $0.00 per share during the three-month period ended September 30, 2008. The weighted average number of shares outstanding was 40,698,273 for both three-month periods ended September 30, 2009 and September 30, 2008, taking into consideration the Forward Stock Split

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009

As of September 30, 2009, our current assets were $14,299 and our current liabilities were $67,834, which resulted in a working capital deficiency of $53,535. As of September 30, 2009, current assets were comprised of $14,019 in cash and cash equivalents and $280 receivable from a vendor.

The increase in total assets at September 30, 2009 compared to fiscal year ended December 31, 2008 was due to an increase in cash of $13,438.

At September 30, 2009, our total liabilities were $67,834 comprised of: (i) accounts payable and accrued interest of $2,703; (ii) due to shareholder of $15,131; and (iii) notes payable of $50,000. The increase in liabilities a September 30, 2009 from fiscal year ended December 31, 2008 was primarily due to  increases in loans and in amounts due to shareholder. See “ – Material Commitments”.

Stockholders’ deficit increased from $20,447 as of December 31, 2008 to stockholders’ deficit of $53,535 as of September 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2009, net cash flows used in operating activities was $20,393, consisting primarily of a net loss of $33,088. Net cash flows used in operating activities was adjusted by  a decrease of $280 in receivables, increase of  $2,206 in accounts payable and $256 in foreign currency loss, as well as an impairment of mining claim costs totaling #11,025.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2009, net cash flows used in investing activities was  $11,025 and was attributed to the payment of the acquisition of the Tintina Claims that were acquired on July 3, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2009, net cash flows provided from financing activities was $44,600 consisting of advances from shareholder and loans.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Our plan of operation is to conduct mineral exploration activities on the McVicar Claim in order to assess whether the claim possesses mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of lead, zinc, copper, silver or gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

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

During the next twelve months, we intend to begin both Phase III and Phase IV of the recommended exploration program, funding permitting, as described above.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$4,000
Consulting Fees	$3,000
Mineral Property Exploration	$52,500
TOTAL	$69,500

Our current operating funds are not sufficient to meet the anticipated costs of Phases III and IV of our exploration program for the McVicar Claim. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of September 30, 2009, the date of our most recent unaudited financial statements, we had cash on hand in the amount of $14,019.

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

MATERIAL COMMITMENTS

A material commitment for us during fiscal year 2009 is an aggregate $50,000 due and owing to one of our shareholders. The loan is payable on demand and is non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing adequate internal controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's chief executive officer and the company's chief operating officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the company's chief executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the company's chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

5.

Other Issuances:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On October 23, 2009, Mr. Collin Sinclair resigned from all positions with the Registrant, including Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. As his final act as the sole member of the Registrant’s Board of Directors, Mr. Sinclair appointed Mr. Luis Carrillo as the Registrant’s new Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. Mr. Carrillo accepted such appointment.

Mr. Carrillo, age 36, attended Seton Hall University, School of Law where he obtained his Juris Doctorate in 2000, after having graduated from the University of San Diego with a B.A. in Political Science. Mr. Carrillo is licensed to practice law in the States of New York, California and New Jersey.  From 2000 to 2001, Mr. Carrillo served as a Judicial Clerk in the Superior Court of New Jersey, Middlesex County. From 2001 to 2004, Luis focused his practice primarily in civil litigation, where he handled complex commercial and tort litigation spanning a wide spectrum of subject matters including corporate and partnership disputes, complex contract disputes, complex insurance coverage issues, land use matters, tort liability defense and premises liability matters. During this period, Luis also gained extensive appellate experience, while regularly appearing in court for motions, conferences and arbitrations.

Since 2004, Mr. Carrillo has focused his law practice in the areas of corporation finance, corporate and business law, corporate governance, business transactions, and securities. He has significant experience representing buyers and sellers in the structuring and negotiation of complex mergers and acquisitions of both public and privately-held companies. Mr. Carrillo has also worked closely with growth companies raising equity or debt capital in private placements and other transactions exempt from the registration requirements of the federal and state securities laws. These transactions have included the structuring and negotiation of rights, privileges, and preferences of common stock, preferred stock, convertible debt, warrants and other equity or debt arrangements (including preemptive rights, anti-dilution protections, liquidation and dividend preferences, registration rights, rights of first refusal, co-sale rights, puts, calls, voting rights and board representation, capital calls and other rights). Mr. Carrillo has represented companies in structuring and negotiating joint-venture, partnership and other strategic arrangements, licensing and development agreements, distribution and supply agreements, shareholder agreements, option and warrant agreements, employment and consulting agreements, and non-competition, nondisclosure and proprietary rights agreements.

ITEM 6. EXHIBITS

Index of Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(5)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(5)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(5)

_____________

(1)	Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 30, 2007, and incorporated herein by reference.

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

DATED: November 13, 2009	By: /s/ Luis Carrillo
Luis Carrillo
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer