Form 10-K
period 2009-12-31
ROSTOCK VENTURES CORP
filed 2010-03-31
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ROSTOCK VENTURES CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-144944	98-0514250
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
3033 Fifth Avenue, Suite 201 San Diego, CA 92103
(Address of principal executive offices)
619-399-3090
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes  X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ROSV.”

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

     .

Accelerated Filer

     .

Non-Accelerated Filer

     .

Smaller Reporting Company

 X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .

No  X  .

As of March 22, 2010, there were 40,698,273 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “ROSV,” “we,” “us” and “our” are references to Rostock Ventures Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Description of Business

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

We entered into a purchase agreement dated December 22, 2006 with Kimberly Sinclair pursuant to which we acquired a 100% interest in the McVicar Claim for cash consideration of $6,000. Collin Sinclair, our former President, Secretary, Treasurer and sole Director is not related to Kimberly Sinclair. The McVicar Claim property is comprised of a single located mineral claim with a total area of approximately 20 acres, located on the Yellow Pine Mining District, Clark County, Nevada. The McVicar Claim is located within Sections 11, 12, 13 and 14, Range 57E, Township 25S, at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.

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

On July 3, 2009, Rostock Ventures Corp. (the “Company”) entered into a verbal agreement to acquire 59 mining claims (the “Claims”) from Coureur Des Bois (the “Seller”) in the Yukon Province in exchange for $11,025 (the “Consideration”), which amount was to be paid prior to September 30, 2009.  The Seller invoiced the Company on July 14, 2009 for the Consideration.

Though the Claims were duly recorded with the Yukon Territory’s Recorder’s officer on July 3, 2009 in the name of the Company, the Company did not tender full payment for such Claims until September 23, 2009.

The Claims, in the aggregate, are a gold prospect which is approximately 3200 contiguous acres and has similar geological characteristics as recent gold discoveries in close proximity. The Claims lie within the prolific mining region known as the Tintina Gold Belt.

Employees; Identification of Certain Significant Employees

We currently have no employees other than our sole officer and Director, Luis Carrillo.  We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities.

Exploration Work

All exploration work to be completed by us on our claims will be conducted by or under the supervision of Neil Perk and Agata Zurek. Neil Perk and Agata Zurek are consulting geologists and are employed by Equity Exploration Consultants Ltd., which has an office at 700-700 West Pender Street, Vancouver, BC, Canada, V6C 1G8.

Neil Perk graduated from the University of Victoria with a Bachelor of Science in Earth Sciences and has work experience as a project geologist and field assistant on many different projects in Canada. He has worked with Equity Exploration since 2007.

Agata Zurek has a Bachelor of Science in Geology from the University of British Columbia and has worked with Equity Exploration since 2008.

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

There is a global market for lead, zinc, copper, silver, gold and other precious metals. We plan to sell any precious metals we may discover, if we are successful in our exploration and mining activities, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

Dependence on one or a few Major Competitors

We  do  not  depend  on  one  or  a  small  number  of customers, as we have not successfully discovered or extracted any commercial quantities of lead, zinc, copper, silver, gold or  other  precious  metals to date. We have no customers and have not generated any revenues to date.

Patents, Trademarks and Licenses

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

Costs and Effects of Compliance with Environmental Laws

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

Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by the United States Federal Government.

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.rostockcorp.com , as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

The information on the website listed above, is not and should not be considered part of this Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our property consists of office space located at 3033 Fifth Avenue, Suite 201, San Diego, CA 92103. We use such space for no charge from our president. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. We do not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since April 24, 2009, under the symbol “ROSV.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2009 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/09 to 12/31/09		$0.28		$0.1125
Third Quarter: 7/1/09 to 9/30/09		$0.53		$0.001
Second Quarter: 4/1/09 to 6/30/09	$	NIL	$	NIL
First Quarter: 1/1/09 to 3/31/09	$	NIL	$	NIL

2008 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/08 to 12/31/08	$	NIL	$	NIL
Third Quarter: 7/1/08 to 9/30/08	$	NIL	$	NIL
Second Quarter: 4/1/08 to 6/30/08	$	NIL	$	NIL
First Quarter: 1/1/08 to 3/31/08	$	NIL	$	NIL

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934.  As such, we provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements.

Record Holders

As of December 31, 2009, an aggregate of 40,698,273 shares of our common stock were issued and outstanding and were owned by approximately 11 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

Forward-Split

We implemented a forward split of the issued and outstanding common shares of the Company, whereby every one share of common stock held was exchanged for seven shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 5,814,039 prior to the forward split to 40,698,273 following the forward split. The forward split was payable as a dividend to shareholders of record as of April 24, 2009.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Cash Requirements

Our cash on hand as of December 31, 2009 is $3,499. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Results of Operations for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008

We did not generate any revenue for the fiscal periods ended December 31, 2009 and 2008, or for the period from inception, November 2, 2006, through December 31, 2009.  We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss of $52,399 for the fiscal period ended December 31, 2009, compared to a net loss of $51,696 for the fiscal period ended December 31, 2008.  This resulted in a decrease in net loss of $1,108 or 2% from the prior period.

We had total operating expenses of $50,326 for the fiscal period ended December 31, 2009, compared to total operating expenses of $49,424 for the fiscal period ended December 31, 2008.   The primary reason for the increase of $902 in operating expenses was due to an increase in exploration and testing of $13,968 offset by a decrease in professional and other administrative expenses of $13,066 for the fiscal period ended December 31, 2009.  Of the $13,968 increase in exploration and testing, $11,025 was due to an adjustment for unproven reserves during Fiscal 2009.

We had a foreign exchange gain of $256 for the fiscal period ended December 31, 2009, in connection with foreign currency translation adjustments of our assets compared to a loss of $2,272 for the fiscal period ended December 31, 2008, an increase in foreign exchange income of $2,528.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

Liquidity and Capital Resources

We had current assets of $3,499 as of December 31, 2009, consisting entirely of cash and cash equivalents.  We had no other assets besides the cash and cash equivalents as of December 31, 2009.

We had total liabilities, consisting solely of current liabilities, of $74,534 as of December 31, 2009.  These liabilities consisted of accounts payable, accrued expenses and notes payable to a shareholder.

We had working capital deficit of $71,035 and a total deficit accumulated during the development stage of $167,267 as of December 31, 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business.  Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $167,267 at December 31, 2009.  This condition raises substantial doubt about Rostock’s ability to continue as a going concern.  Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of liabilities that might be necessary if Rostock is unable to continue as a going concern.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

 Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rostock Ventures Corp.

(A Development Stage Company)

We have audited the accompanying balance sheet of Rostock Ventures Corp. (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2008 and the period from November 2, 2006 (inception) through December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. and as of December 31, 2009, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and Board of Directors

Rostock Ventures Corp.

(A Development Stage Company)

Saskatoon, Saskatchewan

Canada

We have audited the accompanying balance sheet of Rostock Ventures Corp., (a development stage company), as of December 31, 2008, and the related statements of expenses, changes in stockholders’ equity (deficit), and cash flows for the year then ended and the period from November 2, 2006 (Inception) through December 31, 2008. These financial statements are the responsibility of Rostock’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp., as of December 31, 2008, and the results of its operations and cash flows for the year then ended and the period from November 2, 2006 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC

Houston, Texas

www.malone-bailey.com

March 30, 2009

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,499	$581

Total assets	$3,499	$581

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$9,403	$497
Due to shareholder	-	531
Notes payable	65,131	20,000

Total liabilities	74,534	21,028

Stockholders’ deficit:

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	55,534	53,723
Deficit accumulated during the development stage	(167,267)	(114,868)
Total stockholders’ deficit	(71,035)	(20,447)

Total liabilities and stockholders’ deficit	$3,499	$581

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Operations

			November 2, 2006 (Inception) to December 31, 2009
	Years Ended December 31,
	2009	2008

Operating expenses:
Exploration and testing	$21,468	$7,500	$50,468
Legal and professional expenses	9,722	14,297	36,542
Other selling, general and administrative	19,136	27,627	82,324

Total Operating Expenses	50,326	49,424	169,334

Loss from Operations	(50,326)	(49,424)	(169,334)

Other gain (expense):
Interest expense	(2,329)	-	(2,329)
Foreign currency exchange gain (loss)	256	(2,272)	4,396

Total Other Gain (Expense)	(2,073)	(2,272)	2,067
Net loss	$(52,399)	$(51,696)	$(167,267)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	N/A

Weighted average common shares outstanding	40,698,273	40,698,273	N/A

See accompanying notes to these financial statements

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Cash Flows

			November 2, 2006 (Inception) to December 31, 2009
	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(52,399)	$(51,696)	$(167,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	11,025	-	22,025
Imputed interest	1,811	-	1,811
Changes in assets and liabilities:
Accounts payable and accrued expenses	8,906	(6,382)	9,403
Foreign currency (gain) loss	(256)	2,272	4,396
Net cash used in operating activities	(30,913)	(55,806)	(129,632)

Cash flows from investing activities:
Purchase of mining claim	(11,025)	-	(22,025)
Net cash used in investing activities	(11,025)	-	(22,025)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	45,131	20,000	65,131
Advances from shareholder	14,600	531	15,131
Assignment of shareholder advances	(15,131)	-	(15,131)
Net cash provided by financing activities	44,600	20,531	159,552

Foreign exchange effect on cash	256	(2,272)	(4,396)
Net increase (decrease) in cash and cash equivalents	2,918	(37,547)	3,499
Cash and cash equivalents at beginning of period	581	38,128	-

Cash and cash equivalents at end of period	$3,499	$581	$3,499

Supplemental information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the Period From November 2, 2006 (Inception) to December 31, 2009

					Deficit Accumulated During the Development Stage

	Common Shares*	Stock Amount	Additional Paid In Capital	Subscriptions Received		Total

Balance November 6, 2006	-	$-	$-	$-	$-	$-
Issuance of common stock for cash to founder	28,000,000	28,000	12,000	-	-	40,000
Cash received for stock subscribed		-	-	50,687	-	50,687
Net loss		-	-	-	(8,499)	(8,499)
Balance December 31, 2006	28,000,000	28,000	12,000	50,687	(8,499)	82,188
Shares issued for cash	12,698,273	12,698	41,723	(50,687)	-	3,734
Net loss		-	-	-	(54,673)	(54,673)
Balance December 31, 2007	40,698,273	40,698	53,723	-	(63,172)	31,249
Net loss		-	-	-	(51,696)	(51,696)
Balance December 31, 2008	40,698,273	40,698	53,723	-	(114,868)	(20,447)
Imputed interest	-	-	1,811	-	-	1,811
Net loss	-	-	-	-	(52,399)	(52,399)
Balance December 31, 2009	40,698,273	$40,698	$55,534	$-	$(167,267)	$(71,035)

*	All share amounts have been retroactively recast to show the effect of a forward 7 to 1 stock split
	See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

NATURE OF BUSINESS AND

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Rostock Ventures, Corp. (“Rostock”) was incorporated November 2, 2006 in Nevada and is a development stage company.  Rostock  was formed to seek business opportunities in mineral exploration.  At December 31, 2009, Rostock had purchased 59 mining claims in the Tintina Gold Belt in Yukon Territory, Canada and is in the process of geologically evaluating and testing these claims as well as raising operating capital and further developing its business plan for future acquisitions.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 has become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

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

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with FASB guidelines, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Development Stage Company

The Company complies with Accounting Codification Standard 915-10 for its characterization of the Company as development stage.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Foreign Currency

Rostock has the U.S. dollar designated as their functional currency because most transactions, including all operating costs, are conducted in U.S. dollars.  Transactions conducted in the local currency, mainly the Canadian dollar, are re-measured to U.S. dollars using current rates of exchange for assets and liabilities.  At each balance sheet date, assets and liabilities denominated in a currency other than the functional currency of the recording entity must be adjusted to reflect the current exchange rate on that date.  Transaction gains and losses resulting from adjusting assets and liabilities denominated in a currency other than the functional currency of the reporting entity or from settling such items generally must be included in income as they arise.

2.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $167,267 at December 31, 2009. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.

DEBT

Notes payable consist of proceeds from three loan agreements with one shareholder.

The first loan of $20,000 is from funds advanced on October 29, 2008.  The loan is payable on demand, is non interest bearing and is unsecured.  On January 18, 2010 the holder of the note executed an assignment agreement and general release to transfer the obligation to the shareholder effective as of the date the funds were advanced. Imputed interest in the amount of $1,197 is included in additional paid in capital.

The second loan of $15,131 is from net funds advanced by a former shareholder.  On January 18, 2010 the former shareholder assigned and transferred his rights to these funds to the current shareholder.  The assignment was effective as of the dates funds were advanced. The funds advanced bear no interest and are unsecured. Imputed interest in the amount of $614 is included in additional paid in capital.

The third loan of $30,000 is dated September 17, 2009 and bears interest at 6%.  The loan matures September 18, 2010 along with unpaid interest.  Interest of $518 has been accrued on this note as of December 31, 2009.  The loan is unsecured.

4.

EQUITY

On January 14, 2009, Rostock approved a 7:1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of that date.  As a result of the split, each holder of record automatically received six additional shares of Rostock’s common stock.  After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares for both December 31, 2009 and December 31, 2008.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Preferred stock may be divided into and issued into one or more series by the Board of Directors.  The Board is authorized to determine rights, preferences, limitations and terms of preferred shares.  There were no preferred shares outstanding at December 31, 2009.

From inception (November 2, 2006) through December 31, 2009, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $94,421.  28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

5.

INCOME TAXES

Rostock uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has no uncertain tax positions. During fiscal 2009, Rostock incurred a loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $165,703 at December 31, 2009, and $113,323 at December 31, 2008, and will expire through 2029.

At December 31, 2009, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$55,723
Less: valuation allowance	(55,723)

Net deferred tax asset	$-

6.

FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3

Inputs that are both significant to the fair value measurement and   unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

7.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. There are no reporting subsequent events requiring disclosure.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

We have previously reported on Changes in and Disagreements with Accountants on Accounting and Financial Disclosure in our Current Report on Form 8-K dated March 5, 2010.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.

As of December 31, 2009, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Luis Carrillo: 36	Director, President, and Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	Since October 23, 2009	None

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Luis Carrillo has been the President, Chief Executive Officer and a director of Rostock Ventures Corporation since October 2009.   From 2000 to 2001, Mr. Carrillo served as a Judicial Clerk in the Superior Court of New Jersey, Middlesex County. From 2001 to 2004, Luis focused his practice primarily in civil litigation, where he handled complex commercial and tort litigation spanning a wide spectrum of subject matters including corporate and partnership disputes, complex contract disputes, complex insurance coverage issues, land use matters, tort liability defense and premises liability matters. During this period, Luis also gained extensive appellate experience, while regularly appearing in court for motions, conferences and arbitrations.

As a lawyer, and since 2004, Mr. Carrillo has focused his practice in the areas of corporation finance, corporate and business law, corporate governance, business transactions, and securities. He has significant experience representing buyers and sellers in the structuring and negotiation of complex mergers and acquisitions of both public and privately-held companies.

Significant Employees

Other than Luis Carrillo, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the last five years no director, executive officer, promoter or control person of the Company has had or has been subject to:

(1)

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

(3)

any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading  Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Luis Carrillo President, CEO, CFO, Secretary, Treasurer, and Director (1)
	2009	nil	nil	nil	nil	nil	nil	nil	nil

Collin Sinclair Former President, CEO, CFO, Secretary, Treasurer, and Director (2)
	2009	nil	nil	nil	nil	nil	nil	nil	nil
	2008	nil	nil	nil	nil	nil	nil	nil	nil

(1)

Mr.  Carrillo was appointed as our Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on October 23, 2009. Mr. Carrillo does not have an employment agreement with us and has received no salary from us to date.

(2)

Mr. Sinclair resigned on October 23, 2009, as filed with the SEC on Form 8-K on October 29, 2009.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2009 and 2008.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 22, 2010 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 22, 2010, there were 40,698,273 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
658111 BC Ltd 164 87th Steet Osoyoos, BC V0H 1V2 Canada	Common	4,000,000	9.82%
Cede & Co. Bowling Green Station New York, NY 10004	Common	12,042,842	29.59%
HB International Ltd Suie 13 1st Floor, Oliaji Trade Center Francis Rachel St.Victoria Mah Republic Of Seychelles	Common	4,000,000	9.82%
Highlight Holdings Ltd. Henville Bldg Prince Charles Charlestown Nevis WI	Common	4,000,000	9.82%
Paradisus Investment Corp. 7 Magnolia Pl Osoyoos, BC V0H 1V2 Canada	Common	4,000,000	9.82%
Takam International Ltd Akara Bldh 24 De Castro St. Wickhams Cay I Road Town Tortola, BVI	Common	4,000,000	9.82%
Tucker Investment Corp 35 New Road Belize City, Belize	Common	4,000,000	9.82%
Zander Investment Ltd. Henville Bldg Prince Charles Charlestown Nevis WI	Common	4,000,000	9.82%

All Officers and Directors as a Group (3)	Common	0	0%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

 Based on 40,698,273 issued and outstanding shares of common stock as of March 22, 2010 plus shares issuable upon exercise of options and warrants.

(3)

Luis Carrillo, our sole officer and director, does not own any shares of our common stock.

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Regulation S-K, except as reported elsewhere in this Report.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•   disclosing such transactions in reports where required;

•    disclosing in any and all filings with the SEC, where required;

•    obtaining disinterested directors consent; and

•    obtaining shareholder consent where required.

Director Independence

The OTC Bulletin Board on which our common stock is listed on does not have any director independence requirements.

We also do not currently have a definition of independence as the sole director is also employed in management positions as our executive officer.  Once we engage further directors and officers, we intend to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees	$8,014	$16,798
Audit-related fees	$ -	$ -
Tax fees	$ -	$ -
All other fees	$ -	$ -
Total	$8,014	$16,798

Audit Fees

We incurred approximately $8,014 and $16,798 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 and 2008 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2009 and 2008 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)

31.01*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.02*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on July 30, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated:  March 31, 2010

/s/ Luis Carrillo

By: Luis Carrillo

Its: President, CEO, CFO, Secretary, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  March 31, 2010

/s/ Luis Carrillo

Luis Carrillo, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.