Form 10-Q
period 2010-03-31
ROSTOCK VENTURES CORP
filed 2010-05-13
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-144944

ROSTOCK VENTURES CORP.

(Name of small business issuer in its charter)

Nevada	98-0514250
(State of incorporation)	(I.R.S. Employer Identification No.)

3033 Fifth Avenue, Suite 201

San Diego, CA 92103

(Address of principal executive offices)

619-399-3090

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      . Yes  X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	.	Accelerated Filer	.
Non-Accelerated Filer	.	Smaller Reporting Company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes  X . No

As of May 12, 2010, there were 40,698,273 shares of the registrant’s $.001 par value common stock issued and outstanding.

ROSTOCK VENTURES CORP.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ROSV" refers to Rostock Ventures Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$9,105	$3,499

Total assets	$9,105	$3,499

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$11,068	$9,403
Notes payable, shareholder	80,059	65,131

Total liabilities	91,127	74,534

Stockholders’ deficit:

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	55,710	55,534
Deficit accumulated during the development stage	(178,430)	(167,267)
Total stockholders’ deficit	(82,022)	(71,035)

Total liabilities and stockholders’ deficit	$9,105	$3,499

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		November 2, 2006 (Inception) to March 31, 2010
	2010	2009

Operating expenses:
Exploration and testing	$-	$-	$50,468
Legal and professional expenses	2,500	1,208	39,042
Other selling, general and administrative	7,997	6,048	90,321

Total Operating Expenses	10,497	7,256	179,831

Loss from Operations	(10,497)	(7,256)	(179,831)

Other gain (expense):
Interest expense	(666)	-	(2,995)
Foreign currency exchange gain (loss)	-	77	4,396

Total Other Gain (Expense)	(666)	77	1,401
Net loss	$(11,163)	$(7,179)	$(178,430)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	N/A

Weighted average common shares outstanding	40,698,273	40,698,273	N/A

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		November 2, 2006 (Inception) to March 31, 2010
	2010	2009

Cash flows from operating activities:
Net loss	$(11,163)	$(7,179)	$(178,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	-	22,025
Imputed interest	176	-	1,987
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,665	2,424	11,068
Foreign currency (gain) loss	-	(77)	4,396
Net cash used in operating activities	(9,322)	(4,832)	(138,954)

Cash flows from investing activities:
Purchase of mining claim	-	-	(22,025)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	14,928	-	80,059
Advances from shareholder	0	4,600	15,131
Assignment of shareholder advances	0	-	(15,131)
Net cash provided by financing activities	14,928	4,600	174,480

Foreign exchange effect on cash	-	77	(4,396)
Net increase (decrease) in cash and cash equivalents	5,606	(155)	9,105
Cash and cash equivalents at beginning of period	3,499	581	-

Cash and cash equivalents at end of period	$9,105	$426	$9,105

Supplemental information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these financial statements.

Rostock Ventures Corporation

(A Development Stage Company)

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

Basis of Presentation

The accompanying unaudited interim financial statements of Rostock Ventures, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rostock’s Annual Financial Statements included herein on this Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2009 have been omitted.

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

2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit at March 31, 2010. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

3.

Debt

Notes payable consist of proceeds from two loan agreements.

The first loan in the amount of $20,000 is from an individual dated October 29, 2008. The loan is payable on demand, is non interest bearing and is unsecured. On January 18, 2010 the holder of the note executed an assignment agreement and general release to transfer the obligation to the shareholder effective as of the date the funds were advanced. Impute interest in the amount of $1,297 is included in additional paid in capital.

The second loan of $15,131 is from net funds advanced by a former shareholder. On January 18, 2010 the former shareholder assigned and transferred his rights to these funds to the current shareholder. The assignment was effective as of the dates funds were advanced. The funds advanced bear no interest and are unsecured. Imputed interest in the amount of $690 is included in additional paid in capital.

The third loan is dated September 17, 2009, in the amount of $30,000 and bears interest at 6%. The loan matures September 18, 2010, along with unpaid interest. Additional funds of $14,928 were advanced by this lender on March 12, 2010 bringing the total loan balance to $44,928. Interest of $1,008 has been accrued on this note as of March 31, 2010. The loan is unsecured.

4.

Equity

Preferred stock may be divided into and issued into one or more series by the Board of Directors. The Board is authorized to determine rights, preferences, limitations and terms of preferred shares. There were no preferred shares outstanding at March 31, 2010.

From inception (November 2, 2006) through March 31, 2010, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $43,734. 28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

5.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through May 13, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Dependence on one or a few Major Competitors

As we have not successfully discovered or extracted any commercial quantities of lead, zinc, copper, silver, gold or other precious metals to date. We have no customers and have not generated any revenues to date. We do not depend on one or a small number of customers.

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

Cash Requirements

Our cash on hand as of March 31, 2010 is $9,105. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We did not generate any revenue for the three-month periods ended March 31, 2010 and 2009, or for the period from inception, November 2, 2006, through March 31, 2010. We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss from operations for the three-month period ended March 31, 2010 of $10,497 compared to $7,256 for the three-month period ended March 31, 2009; an increase of $3,241.

Operating expenses incurred during the three-month period ended March 31, 2010 totaled $10,497 compared to $7,256 incurred during the three month-period ended March 31, 2009. This increase of $3,241 is primarily due to an increase of $1,292 in legal fees and $1,949 in other selling, general and administrative expenses.

Interest expense was $666 and $0 for the three-month period ended March 31, 2010 and 2009, respectively.

We had a foreign exchange gain of $0 for the three-month period ended March 31, 2010 compared to $77 for the three-month period ended March 31, 2009, in connection with foreign currency translation adjustments of our assets.

We currently anticipate having a net loss for each quarterly and annual period moving forward until we are able to discover and successfully extract minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

Liquidity and Capital Resources

We had current assets of $9,105 as of March 31, 2010, consisting entirely of cash and cash equivalents. We had no other assets besides the cash and cash equivalents as of March 31, 2010.

We had total liabilities, consisting solely of current liabilities, of $91,127 as of March 31, 2010. These liabilities consisted of accounts payable, accrued expenses and notes payable to shareholders.

We had a working capital deficit of $82,022 and a total deficit accumulated during the development stage of $178,430 as of March 31, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $178,430 at March 31, 2010. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 31, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.1	Invoice from Emil Leimans dated December 14, 2007.	Filed with the SEC on July 28, 2008 as part of our Registration Statement on Form S-1/A.
10.2	Invoice from Coureur Des Bois dated July 14, 2009.	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated: May 13, 2010	By: /s/ Luis Carrillo
LUIS CARRILLO
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer