Form 10-Q
period 2010-06-30
ROSTOCK VENTURES CORP
filed 2010-08-16
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 12, 2010, there were 40,698,273 shares of the registrant’s $.001 par value common stock issued and outstanding.

ROSTOCK VENTURES CORP.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ROSV" refers to Rostock Ventures Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,156	$3,499

Total assets	$1,156	$3,499

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$3,734	$9,403
Notes payable, shareholder	109,978	65,131

Total liabilities	113,712	74,534

Stockholders’ deficit:

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	56,237	55,534
Deficit accumulated during the development stage	(209,491)	(167,267)
Total stockholders’ deficit	(112,556)	(71,035)

Total liabilities and stockholders’ deficit	$1,156	$3,499

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,		November 2, 2006 (Inception) to June 30, 2010
	2010	2009		2010	2009

Operating expenses:
Exploration and testing	$7,862	$-		$7,862	$-	$58,330
Legal and professional expenses	10,000	1,195		12,500	2,403	49,042
Other selling, general and administrative	11,532	3,611		19,529	9,659	101,853

Total Operating Expenses	29,394	4,806		39,891	12,062	209,225

Loss from Operations	(29,394)	(4,806)		(39,891)	(12,062)	(209,225)

Other gain (expense):
Interest expense	(1,667)	-		(2,333)	-	(4,662)
Foreign currency exchange gain	-	149		-	226	4,396

Total Other Gain (Expense)	(1,667)	149		(2,333)	226	(266)
Net loss	$(31,061)	$(4,657)	$	$ (42,224)	$(11,836)	$(209,491)

Basic and diluted net loss per common share	$(0.00)	$(0.00)		$(0.00)	$(0.00)	N/A

Weighted average common shares outstanding	40,698,273	40,698,273		40,698,273	40,698,273	N/A

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		November 2, 2006 (Inception) to June 30, 2010
	2010	2009

Cash flows from operating activities:
Net loss	$(42,224)	$(11,836)	$(209,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	-	22,025
Imputed interest	703	-	2,514
Changes in assets and liabilities:
Accounts payable and accrued expenses	(5,669)	670	3,734
Foreign currency gain	-	226	4,396
Net cash used in operating activities	(47,190)	(10,940)	(176,822)

Cash flows from investing activities:
Purchase of mining claim	-	-	(22,025)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	44,847	-	109,978
Advances from shareholder	-	12,100	15,131
Assignment of shareholder advances	-	-	(15,131)
Net cash provided by financing activities	44,847	12,100	204,399

Foreign exchange effect on cash	-	(226)	(4,396)
Net increase (decrease) in cash and cash equivalents	(2,343)	934	1,156
Cash and cash equivalents at beginning of period	3,499	581	-

Cash and cash equivalents at end of period	$1,156	$1,515	$1,156

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited interim financial statements of Rostock Ventures, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rostock’s Annual Financial Statements included herein on this Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2009 have been omitted.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit at June 30, 2010. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

3.

Debt

Notes payable consist of proceeds from the following loan agreements:

The first loan in the amount of $20,000 is from an individual dated October 29, 2008. The loan is payable on demand, is non interest bearing and is unsecured. On January 18, 2010 the holder of the note executed an assignment agreement and general release to transfer the obligation to the shareholder effective as of the date the funds were advanced. Impute interest in the amount of $1,597 is included in additional paid in capital.

The second loan of $15,132 is from net funds advanced by a former shareholder. On January 18, 2010 the former shareholder assigned and transferred his rights to these funds to the current shareholder. The assignment was effective as of the dates funds were advanced. The funds advanced bear no interest and are unsecured. Imputed interest in the amount of $917 is included in additional paid in capital.

The third loan is dated September 17, 2009, in the amount of $30,000 and bears interest at 6%. The loan matures September 18, 2010, along with unpaid interest. Additional funds of $14,928 were advanced by this lender on March 12, 2010 bringing the total loan balance to $44,928. Interest of $1,680 has been accrued on this note as of June 30, 2010. The loan is unsecured. On May 4, 2010 the lender advanced an additional $29,918 in funds payable on demand and bearing interest at 10%. Interest of $467 has been accrued on this note as of June 30, 2010. The loan is unsecured.

4.

Equity

Preferred stock may be divided into and issued into one or more series by the Board of Directors. The Board is authorized to determine rights, preferences, limitations and terms of preferred shares. There were no preferred shares outstanding at June 30, 2010.

From inception (November 2, 2006) through December 31, 2007, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $43,734. 28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

5.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Quarterly Developments

On May 10, 2010, the Company entered into an agreement with Marino Specogna to acquire an exploration license for approximately 300 hectares located in Hants County, Nova Scotia, Canada in an area generally known as the Central Rawdon Mines in exchange for $3,000.

Exploration Work

All exploration work to be completed by us on our claims will be conducted by or under the supervision of Neil Perk and Agata Zurek. Neil Perk and Agata Zurek are consulting geologists and are employed by Equity Exploration Consultants Ltd., which has an office at 200-900 West Hastings Street, Vancouver, BC, Canada, V6C 1E5.

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

Costs and Effects of Compliance with Environmental Laws

All of our exploration and production activities which we may undertake in the future on our property in Nevada will be subject to regulation by governmental agencies under various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations. Additionally, depending on the results of our exploration activities, if completed, and what mining activities we may undertake in the future, funding permitting, certain regulations may also require us to obtain permits for our activities. These permits normally may be subject to public review processes resulting in public approval of the activity. While these laws and regulations may govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our results of operations or financial condition. We plan to evaluate our operations in light of the cost and impact of environmental regulations on those operations. We also plan to evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our planned operations. Additionally, it is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

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

Cash Requirements

Our cash on hand as of June 30, 2010 is $1,156. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

We did not generate any revenue for the three-month periods ended June 30, 2010 and 2009. We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss from operations for the three-month period ended June 30, 2010 of $31,061 compared to $4,657 for the three-month period ended June 30, 2009; an increase of $26,404.

Operating expenses incurred during the three-month period ended June 30, 2010 totaled $29,394 compared to $4,806 incurred during the three month-period ended June 30, 2009. This increase of $24,588 is primarily due to increases of $8,805 in legal fees, $7,862 in exploration and testing and $7,921 in other selling, general and administrative expenses.

Interest expense was $1,667 and $0 for the three-month period ended June 30, 2010 and 2009, respectively.

We had a foreign exchange gain of $0 for the three-month period ended June 30, 2010 compared to $149 for the three-month period ended June 30, 2009, in connection with foreign currency translation adjustments of our assets.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We did not generate any revenue for the six-month periods ended June 30, 2010 and 2009, or for the period from inception, November 2, 2006, through June 30, 2010. We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss from operations for the six-month period ended June 30, 2010 of $42,224 compared to $11,836 for the six-month period ended June 30, 2009; an increase of $30,388.

Operating expenses incurred during the six-month period ended June 30, 2010 totaled $39,891 compared to $12,062 incurred during the six month-period ended June 30, 2009. This increase of $27,829 is primarily due to increases of $10,097 in legal fees, $7,862 in exploration and testing and $9,870 in other selling, general and administrative expenses.

Interest expense was $2,333 and $0 for the six-month period ended June 30, 2010 and 2009, respectively.

We had a foreign exchange gain of $0 for the six-month period ended June 30, 2010 compared to $226 for the six-month period ended June 30, 2009, in connection with foreign currency translation adjustments of our assets.

We currently anticipate having a net loss for each quarterly and annual period moving forward until we are able to discover and successfully extract minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

Liquidity and Capital Resources

We had current assets of $1,156 as of June 30, 2010, consisting entirely of cash and cash equivalents. We had no other assets besides the cash and cash equivalents as of June 30, 2010.

We had total liabilities, consisting solely of current liabilities, of $113,712 as of June 30, 2010. These liabilities consisted of accounts payable, accrued expenses and notes payable to shareholders.

We had a working capital deficit of $112,556 and a total deficit accumulated during the development stage of $209,491 as of June 30, 2010.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 31, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the six months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Assignment Agreement with Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated: August 16, 2010	By: /s/ Luis Carrillo
LUIS CARRILLO
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer