Form 10-Q
period 2010-09-30
ROSTOCK VENTURES CORP
filed 2010-11-15
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

  X  . Yes           . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer . Accelerated Filer .
Non-Accelerated Filer . Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X  .  No

As of November 12, 2010, there were 40,698,273 shares of the registrant’s $.001 par value common stock issued and outstanding.

ROSTOCK VENTURES CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Rostock Ventures Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ROSV" refers to Rostock Ventures Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$401	$3,499

Total assets	$401	$3,499

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$7,919	$9,403
Notes payable, shareholder	109,978	65,131

Total liabilities	117,897	74,534

Stockholders’ deficit:

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	57,115	55,534
Deficit accumulated during the development stage	(215,309)	(167,267)
Total stockholders’ deficit	(117,496)	(71,035)

Total liabilities and stockholders’ deficit	$401	$3,499

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 2, 2006 (Inception) to September 30, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating expenses:
Exploration and testing	$-	$14,105	$7,862	$14,105	$58,330
Legal and professional expenses	-	1,963	12,500	4,366	49,042
Other selling, general and administrative	3,507	5,150	23,036	14,809	105,360

Total Operating Expenses	3,507	21,218	43,398	33,280	212,732

Loss from Operations	(3,507)	(21,218)	(43,398)	(33,280)	(212,732)

Other gain (expense):
Interest expense	(2,311)	(64)	(4,644)	(64)	(6,973)
Foreign currency exchange gain (loss)	-	30	-	256	4,396

Total Other Gain (Expense)	(2,311)	(34)	(4,644)	192	(2,577)
Net loss	$(5,818)	$(21,252)	$(48,042)	$(33,088)	$(215,309)

Basic and diluted net loss per common share	$0.00	$0.00	$0.00	$0.00	N/A

Weighted average common shares outstanding	40,698,273	40,698,273	40,698,273	40,698,273	N/A

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 2, 2006 (Inception) to September 30, 2010
	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(48,042)	$(33,088)	$(215,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	-	11,025	22,025
Imputed interest	1,581	-	3,392
Changes in assets and liabilities:
Receivables	-	(280)	-
Accounts payable and accrued expenses	(1,484)	2,206	7,919
Foreign currency (gain) loss	-	(256)	4,396
Net cash used in operating activities	(47,945)	(20,393)	(177,577)

Cash flows from investing activities:
Purchase of mining claim	-	(11,025)	(22,025)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	44,847	30,000	109,978
Advances from shareholder	-	14,600	15,131
Assignment of shareholder advances	-	-	(15,131)
Net cash provided by financing activities	44,847	44,600	204,399

Foreign exchange effect on cash	-	256	(4,396)
Net increase (decrease) in cash and cash equivalents	(3,098)	13,438	401
Cash and cash equivalents at beginning of period	3,499	581	-

Cash and cash equivalents at end of period	$401	$14,019	$401

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit at September 30, 2010. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of Rostock do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if Rostock is unable to continue as a going concern.

3.

DEBT

Notes payable consist of proceeds from the following loan agreements:

The first loan in the amount of $20,000 is from an individual dated October 29, 2008.  The loan is payable on demand, is non interest bearing and is unsecured.  On January 18, 2010 the holder of the note executed an assignment agreement and general release to transfer the obligation to the shareholder effective as of the date the funds were advanced.  Imputed interest in the amount of $2,097 is included in additional paid in capital.

The second loan of $15,132 is from net funds advanced by a former shareholder.  On January 18, 2010 the former shareholder assigned and transferred his rights to these funds to the current shareholder.  The assignment was effective as of the dates funds were advanced.  The funds advanced bear no interest and are unsecured. Imputed interest in the amount of $1,295 is included in additional paid in capital.

The third loan is dated September 17, 2009, in the amount of $30,000 and bears interest at 6%.  The loan matured September 18, 2010, along with unpaid interest.  The loan has not been extended and continues to accrue interest at 6% payable on demand. Additional funds of $14,928 were advanced by this lender on March 12, 2010 bringing the total loan balance to $44,928. Interest of $2,360 has been accrued on this note as of September 30, 2010.  The loan is unsecured. On May 4, 2010 the lender advanced an additional $29,918 in funds payable on demand and bearing interest at 10%.  Interest of $1,221 has been accrued on this note as of September 30, 2010.  The loan is unsecured.

4.

EQUITY

Preferred stock may be divided into and issued into one or more series by the Board of Directors.  The Board is authorized to determine rights, preferences, limitations and terms of preferred shares.  There were no preferred shares outstanding at September 30, 2010.

From inception (November 2, 2006) through December 31, 2007, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $43,734.  28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

5.

SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2010 up through the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Cash Requirements

Our cash on hand as of September 30, 2010 is $401. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

We did not generate any revenue for the three-month periods ended September 30, 2010 and 2009. We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss from operations for the three-month period ended September 30, 2010 of $5,818 compared to $21,252 for the three-month period ended September 30, 2009; a decrease of $15,434.

Operating expenses incurred during the three-month period ended September 30, 2010 totaled $3,507 compared to $21,218 incurred during the three month-period ended September 30, 2009. This decrease of $17,711 is primarily due to increases of $1,963 in legal fees, $14,105 in exploration and testing and $1,643 in other selling, general and administrative expenses.

Interest expense was $2,311 and $64 for the three-month period ended September 30, 2010 and 2009, respectively.

We had a foreign exchange gain of $0 for the three-month period ended September 30, 2010 compared to $30 for the three-month period ended September 30, 2009, in connection with foreign currency translation adjustments of our assets.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We did not generate any revenue for the nine month periods ended September 30, 2010 and 2009, or for the period from inception, November 2, 2006, through September 30, 2010. We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss from operations for the nine month period ended September 30, 2010 of $48,042 compared to $33,088 for the nine month period ended September 30, 2009; an increase of $14,954.

Operating expenses incurred during the nine month period ended September 30, 2010 totaled $43,398 compared to $33,280 incurred during the nine month period ended September 30, 2009. This increase of $10,118 is primarily due to increases of $8,134 in legal fees and $8,227 in other selling, general and administrative expenses. These increases are offset by a decrease of  $6,243 in exploration and testing.

Interest expense was $4,644 and $64 for the nine month period ended September 30, 2010 and 2009, respectively.

We had a foreign exchange gain of $0 for the nine month period ended September 30, 2010 compared to $256 for the nine month period ended September 30, 2009, in connection with foreign currency translation adjustments of our assets.

We currently anticipate having a net loss for each quarterly and annual period moving forward until we are able to discover and successfully extract minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

Liquidity and Capital Resources

We had current assets of $401 as of September 30, 2010, consisting entirely of cash and cash equivalents. We had no other assets besides the cash and cash equivalents as of September 30, 2010.

We had total liabilities, consisting solely of current liabilities, of $117,897 as of September 30, 2010. These liabilities consisted of accounts payable, accrued expenses and notes payable to shareholders.

We had a working capital deficit of $117,496 and a total deficit accumulated during the development stage of $215,309 as of September 30, 2010.

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

Critical Accounting Policies

The accompanying unaudited interim financial statements of Rostock Ventures, Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rostock’s Annual Financial Statements included herein on the Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period is not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2009 have been omitted.

Recent Accounting Standards

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on March 31, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED]

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

ROSTOCK VENTURES CORP.

Dated: November 15, 2010	By: /s/ Luis Carrillo
LUIS CARRILLO
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer