Form 10-K
period 2010-12-31
ROSTOCK VENTURES CORP
filed 2011-03-29
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ROSTOCK VENTURES CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-144944	98-0514250
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
3033 Fifth Avenue, Suite 400 San Diego, CA 92103
(Address of principal executive offices)
619-546-6100
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $8,995.00 based upon the price ($0.07) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ROSV.”

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

As of March 21, 2011, there were 40,698,273 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Description of Business

We were incorporated on November 2, 2006, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We entered into a purchase agreement dated December 22, 2006 with Kimberly Sinclair pursuant to which we acquired a 100% interest in the McVicar Lode Mining Claim (the “McVicar Claim”) for cash consideration of $6,000. Collin Sinclair, our former President, Secretary, Treasurer and sole Director is not related to Kimberly Sinclair. The McVicar Claim property is comprised of a single located mineral claim with a total area of approximately 20 acres, located on the Yellow Pine Mining District, Clark County, Nevada. The McVicar Claim is located within Sections 11, 12, 13 and 14, Range 57E, Township 25S, at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada. In addition to Nevada state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing. As of September 1, 2010, we have abandoned the McVicar Claim and it is no longer in good standing in Nevada due to non-payment of the yearly maintenance fee.

On September 30, 2009, we purchased 59 mining claims in the Tintina Gold Belt in Yukon Territory, Canada.

On May 10, 2010, we acquired the rights to an exploration license for approximately 300 hectares located in Hants County, Nova Scotia Canada in an area generally known as the Central Rawdon Mines from Marino Specogna in exchange for $3,000.

We are in the process of geologically evaluating and testing these claims as well as raising operating capital and further developing our business plan for future acquisitions.

Employees; Identification of Certain Significant Employees

We currently have no employees other than our sole officer and Director, Luis Carrillo. We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities.

Exploration Work

All exploration work to be completed by us on our claims will be conducted by or under the supervision of our consulting geologists, Equity Exploration Consultants Ltd., with an office at 200-900 West Hastings Street, Vancouver, BC, Canada, V6C 1E5.

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

Need for Government Approval

In connection with our planned exploration activities, we may be required to comply with certain environmental laws and regulations which may require us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. While we will not need any permits for Phases I through III, however, we will require a permit to conduct diamond drilling.

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

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.rostockcorp.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property consists of office space located at 3033 Fifth Avenue, Suite 400, San Diego, CA 92103. We use such space for no charge from our President. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

2010 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10	$0.09	$0.03
Third Quarter: 7/1/10 to 9/30/10	$0.10	$0.05
Second Quarter: 4/1/10 to 6/30/10	$0.36	$0.06
First Quarter: 1/1/10 to 3/31/10	$0.11	$0.06

2009 Fiscal Year		High Bid		Low Bid
Fourth Quarter: 10/1/09 to 12/31/09		$0.28		$0.02
Third Quarter: 7/1/09 to 9/30/09		$0.53		$0.01
Second Quarter: 4/1/09 to 6/30/09	$	NIL	$	NIL
First Quarter: 1/1/09 to 3/31/09	$	NIL	$	NIL

Record Holders

As of December 31, 2010, an aggregate of 40,698,273 shares of our common stock were issued and outstanding and were owned by approximately 10 holders of record, based on information provided by our transfer agent.

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

Cash Requirements

There was no cash on hand as of December 31, 2010. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

The Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC. It is in the compelling interest of this Company to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its eligibility for the OTCBB.

The failure to secure any necessary outside funding could have an adverse affect on our development and results therefrom and a corresponding negative impact on shareholder liquidity.

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

We did not generate any revenue for the fiscal periods ended December 31, 2010 and 2009, or for the period from inception, November 2, 2006, through December 31, 2010. We do not anticipate generating revenues until we raise sufficient capital to conduct our exploration activities and locate commercial quantities of minerals, of which there can be no assurance.

We had a net loss of $65,868 for the fiscal period ended December 31, 2010, compared to a net loss of $52,399 for the fiscal period ended December 31, 2009. This resulted in an increase in net loss of $13,469 or 25.7% from the prior period.

We had total operating expenses of $58,912 for the fiscal period ended December 31, 2010, compared to total operating expenses of $50,326 for the fiscal period ended December 31, 2009. The primary reason for the increase of $8,586 in operating expenses was due to an increase in legal and professional expenses of $13,278 and other administrative expenses of $6,675 offset by a decrease of $11,367 in exploration and testing for the fiscal period ended December 31, 2010. Of the $11,367 decrease in exploration and testing, $11,025 was due to an adjustment for unproven reserves during Fiscal 2009.

We had a foreign exchange gain of $ - for the fiscal period ended December 31, 2010, in connection with foreign currency translation adjustments of our assets compared to of $256 for the fiscal period ended December 31, 2009, an decrease in foreign exchange income of $256.

We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to discover and successfully extract minerals and generate any revenues through the sale of such minerals, of which there can be no assurance.

Liquidity and Capital Resources

We had no current assets as of December 31, 2010.

We had total liabilities, consisting solely of current liabilities, of $134,444 as of December 31, 2010. These liabilities consisted of accounts payable, accrued expenses and notes payable to a shareholder.

We had working capital deficit of $134,444 and a total deficit accumulated during the development stage of $233,135 as of December 31, 2010.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $233,135 at December 31, 2010. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rostock Ventures Corp.

(A Development Stage Company)

December 31, 2010

Index

F-1

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheet

F-3

Statement of Operations

F-4

Statement of Cash Flows

F-5

Statement of Stockholders’ Deficit

 F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rostock Ventures Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Rostock Ventures Corp. (an exploration stage company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from November 2, 2006 (inception) through December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 28, 2011

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$-	$3,499

Total assets	$-	$3,499

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$24,466	$9,403
Notes payable, shareholder	109,978	65,131

Total liabilities	134,444	74,534

Stockholders’ deficit:

Preferred stock, $0.001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,698,273 shares issued and outstanding	40,698	40,698
Additional paid-in capital	57,993	55,534
Deficit accumulated during the exploration stage	(233,135)	(167,267)
Total stockholders’ deficit	(134,444)	(71,035)

Total liabilities and stockholders’ deficit	$-	$3,499

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

			November 2, 2006 (Inception) to December 31, 2010
	Years Ended December 31,
	2010	2009
			(Unaudited)
Operating expenses:
Exploration and testing	$10,101	$21,468	$60,569
Legal and professional expenses	23,000	9,722	59,542
Other selling, general and administrative	25,811	19,136	108,135

Total Operating Expenses	58,912	50,326	228,246

Loss from Operations	(58,912)	(50,326)	(228,246)

Other gain (expense):
Interest expense	(6,956)	(2,329)	(9,285)
Foreign currency exchange gain	-	256	4,396

Total Other Expense	(6,956)	(2,073)	(4,889)
Net loss	$(65,868)	$(52,399)	$(233,135)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	N/A

Weighted average common shares outstanding	40,698,273	40,698,273	N/A

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

	Years Ended December 31,		November 2, 2006 (Inception) to December 31, 2010
	2010	2009
			(Unaudited)
Cash flows from operating activities:
Net loss	$(65,868)	$(52,399)	$(233,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of mining claim costs	3,000	11,025	22,025
Imputed interest	2,459	1,811	4,270
Changes in assets and liabilities:
Accounts payable and accrued expenses	15,063	8,906	24,466
Foreign currency (gain) loss	-	(256)	4,396
Net cash used in operating activities	(45,346)	(30,913)	(177,978)

Cash flows from investing activities:
Purchase of mining claim	(3,000)	(11,025)	(22,025)

Cash flows from financing activities:
Cash received for stock issued	-	-	43,734
Cash received for stock not issued	-	-	50,687
Borrowings on debt	44,847	45,131	109,978
Advances from shareholder	-	14,600	15,131
Assignment of shareholder advances	-	(15,131)	(15,131)
Net cash provided by financing activities	44,847	44,600	204,399

Foreign exchange effect on cash	-	256	(4,396)
Net increase (decrease) in cash and cash equivalents	(3,499)	2,918	-
Cash and cash equivalents at beginning of period	3,499	581	-

Cash and cash equivalents at end of period	$-	$3,499	$-

Supplemental information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to these financial statements.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Changes in Stockholders' Equity (Deficit)

For the Period From November 2, 2006 (Inception) to December 31, 2010

	Common Shares*	Stock Amount	Additional Paid In Capital	Subscriptions Received	Deficit Accumulated During the Development Stage	Total

Balance November 6, 2006	-	$-	$-	$-	$-	$-
Issuance of common stock for cash to founder	28,000,000	28,000	12,000	-	-	40,000
Cash received for stock subscribed		-	-	50,687	-	50,687
Net loss		-	-	-	(8,499)	(8,499)
Balance December 31, 2006	28,000,000	28,000	12,000	50,687	(8,499)	82,188
Shares issued for cash	12,698,273	12,698	41,723	(50,687)	-	3,734
Net loss		-	-	-	(54,673)	(54,673)
Balance December 31, 2007	40,698,273	40,698	53,723	-	(63,172)	31,249
Net loss		-	-	-	(51,696)	(51,696)
Balance December 31, 2008	40,698,273	40,698	53,723	-	(114,868)	(20,447)
Imputed interest			1,811			1,811
Net loss	-	-	-	-	(52,399)	(52,399)
Balance December 31, 2009	40,698,273	40,698	55,534	-	(167,267)	(71,035)
Imputed interest			2,459			2,459
Net loss	-	-	-	-	(65,868)	(65,868)
Balance December 31, 2010	40,698,273	$40,698	$57,993	$-	$(233,135)	$(134,444)

* All share amounts have been retroactively recast to show the effect of a forward 7 to 1 stock split

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.

Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Rostock Ventures, Corp. (“Rostock”) was incorporated November 2, 2006 in Nevada and is a development stage company. Rostock was formed to seek business opportunities in mineral exploration. At December 31, 2010, Rostock had purchased 59 mining claims in the Tintina Gold Belt in Yukon Territory, Canada and is in the process of geologically evaluating and testing these claims as well as raising operating capital and further developing its business plan for future acquisitions.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Rostock considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010 or 2009.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company has no financial instruments. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $233,135 at December 31, 2010. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.

Debt

Notes payable consist of proceeds from three loan agreements with one shareholder.

The first loan of $20,000 is from funds advanced on October 29, 2009. The loan is payable on demand, is non interest bearing and is unsecured. On January 18, 2010 the holder of the note executed an assignment agreement and general release to transfer the obligation to the shareholder effective as of the date the funds were advanced. Imputed interest through December 31, 2010, in the amount of $2,597 is included in additional paid in capital.

The second loan of $15,131 is from net funds advanced by a former shareholder. On January 18, 2010 the former shareholder assigned and transferred his rights to these funds to the current shareholder. The assignment was effective as of the dates funds were advanced. The funds advanced bear no interest and are unsecured. Imputed interest through December 31, 2010, in the amount of $1,673 is included in additional paid in capital.

The third loan is dated September 17, 2009, in the amount of $30,000 and bears interest at 6%. The loan matured September 18, 2010, along with unpaid interest. The loan has not been extended and continues to accrue interest at 6% payable on demand. Additional funds of $14,928 were advanced by this lender on March 12, 2010 bringing the total loan balance to $44,928. Interest of $3,039 has been accrued on this note as of December 31, 2010. The loan is unsecured. On May 4, 2010 the lender advanced an additional $29,918 in funds payable on demand and bearing interest at 10%. Interest of $1,975 has been accrued on this note as of December 31, 2010. The loan is unsecured.

4.

Equity

On January 14, 2009, Rostock approved a 7:1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of that date. As a result of the split, each holder of record automatically received six additional shares of Rostock’s common stock. After the split, the number of shares of common stock issued and outstanding are 40,698,273 shares for both December 31, 2010 and December 31, 2009. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split retroactively.

Preferred stock may be divided into and issued into one or more series by the Board of Directors. The Board is authorized to determine rights, preferences, limitations and terms of preferred shares. There were no preferred shares outstanding at December 31, 2010.

From inception (November 2, 2006) through December 31, 2010, Rostock sold 40,698,273 (post forward split) shares of common stock for proceeds totaling $94,421. 28,000,000 (post forward split) of these shares were issued to the founder at $0.01 per share for proceeds of $40,000.

5.

Exploration and Testing

Advertisement fees in the amount of $2,000 were incurred and included within the Exploration and testing line item of operating expenses.

On May 10, 2010, the Company acquired the rights to an exploration license for approximately 300 hectares located in Hants County, Nova Scotia Canada in an area generally known as the Central Rawdon Mines in exchange for $3,000.

6.

Income Taxes

Rostock uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has no uncertain tax positions. During fiscal 2010, Rostock incurred a loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $231,571 at December 31, 2010, and $165,703 at December 31, 2009, and will expire through 2030.

At December 31, deferred tax assets consisted of the following:

	2010	2009
Deferred Tax Asset	$78,734	$55,723
Valuation Allowance	$(78,734)	$(55,723)
Net Deferred Tax Asset	$—	$—

7.

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

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

8.

SUBSEQUENT EVENTS

An unsecured promisory note in the amount of $11,928 from the shareholder (See Note 3 above) was approved on February 4, 2011 and executed on February 23, 2011. The note bears interest at 10% and is payable on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 5, 2010, M&K CPAS, PLLC (“MKC”) was appointed as the registered independent public accountant for the Company. On March 5, 2010, Malone & Bailey, LLP (“MB”), was dismissed as the registered independent public accountant for the Company. The decisions to appoint MKC and dismiss MB were approved by the Board of Directors of the Company on March 5, 2010.

During the fiscal years ended December 31, 2008 and 2007 and the subsequent interim period up through the date of dismissal, there were no disagreements with MB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MB, would have caused MB to make reference thereto in its report on the Company’s financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B occurring within the Company's two most recent fiscal years and the subsequent interim period up through the date of dismissal.

The audit report of MB for the financial statements of the Company as of December 31, 2008, which audit report also includes the financial statements as of December 31, 2007, contained a separate paragraph stating:

"The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the ordinary course of business. Operating losses have been incurred each year since inception, resulting in an accumulated deficit of $114,868 at December 31, 2008. This condition raises substantial doubt about Rostock’s ability to continue as a going concern. Currently, management is attempting to raise further capital to fund these losses; however, no assurance can be given as to the success of these efforts."

"The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern."

During the Company's two most recent fiscal years and the subsequent interim period up through the date of engagement of MKC, neither the Company nor anyone on its behalf consulted MKC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements. Further, MKC has not provided written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues.

The Company provided a copy of the foregoing disclosures to MB prior to the date of the filing of this report and requested that MB furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of the letter furnished in response to that request is filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K and is incorporated herein by reference.

ITEM 9A.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2010, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Luis Carrillo: 37	Director, President, and Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	Since October 23, 2009	None

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Luis Carrillo has been the President, Chief Executive Officer and a director of Rostock Ventures Corporation since October 2009. From 2000 to 2001, Mr. Carrillo served as a Judicial Clerk in the Superior Court of New Jersey, Middlesex County. From 2001 to 2004, Luis focused his practice primarily in civil litigation, where he handled complex commercial and tort litigation spanning a wide spectrum of subject matters including corporate and partnership disputes, complex contract disputes, complex insurance coverage issues, land use matters, tort liability defense and premises liability matters. During this period, Luis also gained extensive appellate experience, while regularly appearing in court for motions, conferences and arbitrations. As a lawyer, and since 2004, Mr. Carrillo has focused his practice in the areas of corporation finance, corporate and business law, corporate governance, business transactions, and securities. He has significant experience representing buyers and sellers in the structuring and negotiation of complex mergers and acquisitions of both public and privately-held companies. In light of Mr. Carrillo’s strong educational background and extensive experience in corporate law and business transactions, the Company’s Board of Directors concluded that it was in the Company’s best interest for him to serve as sole officer and director.

Significant Employees

Other than Luis Carrillo, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in certain legal proceedings.

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Luis Carrillo President, CEO, CFO, Secretary, Treasurer, and Director (1)	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil

Collin Sinclair Former President, CEO, CFO, Secretary, Treasurer, and Director (2)	2010	nil	nil	nil	nil	nil	nil	nil	nil
	2009	nil	nil	nil	nil	nil	nil	nil	nil

(1)

Mr. Carrillo was appointed as our Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on October 23, 2009. Mr. Carrillo does not have an employment agreement with us and has received no salary from us to date.

(2)

Mr. Sinclair resigned on October 23, 2009, as filed with the SEC on Form 8-K on October 29, 2009.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2010 and 2009.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 21, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 21, 2011, there were 40,698,273 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
658111 BC Ltd 164 87th Steet Osoyoos, BC V0H 1V2 Canada	Common	4,000,000	9.83%
HB International Ltd Suite 13 1st Floor, Oliaji Trade Center Francis Rachel St.Victoria Mah Republic Of Seychelles	Common	4,000,000	9.83%
Highlight Holdings Ltd. Henville Bldg Prince Charles Charlestown Nevis W I	Common	4,000,000	9.83%
Paradisus Investment Corp. 7 Magnolia Pl Osoyoos, BC V0H 1V1 Canada	Common	4,000,000	9.83%
Takam International Ltd Akara Bldg 24 De Castro St. Wickhams Cay I Road Town Tortolla, BVI	Common	4,000,000	9.83%
Tucker Investment Corp 35 New Road Belize City, Belize	Common	4,000,000	9.83%
Zander Investment Ltd. Henville Bldg Prince Charles Charlestown Nevis W I	Common	4,000,000	9.83%

All Officers and Directors as a Group (3)	Common	0	0%

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

(2)

Based on 40,698,273 issued and outstanding shares of common stock as of March 21, 2011 plus shares issuable upon exercise of options and warrants.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

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

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$10,450	$8,014
Audit-related fees	4,050	3,695
Tax fees	-	-
All other fees	-	-
Total	$14,500	$11,709

Audit Fees

We incurred approximately $14,500 and $11,709 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0.00 and $0.00, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 claims.	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreement dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed herewith
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated: March 28, 2011

/s/ Luis Carrillo

By: Luis Carrillo

Its: President, CEO, CFO, Secretary, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 28, 2011

/s/ Luis Carrillo

Luis Carrillo, Director

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