Form 10-Q
period 2011-03-31
ROSTOCK VENTURES CORP
filed 2011-05-20
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

________________________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-144944

ROSTOCK VENTURES CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0514250
(State of incorporation)	(I.R.S. Employer Identification No.)

3033 Fifth Avenue, Suite 400

San Diego, CA 92103

(Address of principal executive offices)

(619) 546-6100

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

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

(Not required) Yes      . No      .

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

Yes      . No   X  .

As of May 16, 2011, there were 40,698,273 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Financial Statements

For the Period Ended March 31, 2011 (unaudited) and December 31, 2010

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to the Financial Statements (unaudited)	6

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	March 31, 2011 $	December 31, 2010 $

ASSETS
Current assets

Cash	1,380	–

Total Assets	1,380	–

LIABILITIES

Current liabilities
Bank indebtedness	–	232
Accounts payable and accrued liabilities	24,226	19,234
Due to related parties	2,000	5,000
Notes payable - related	121,906	109,978

Total Liabilities	148,132	134,444

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 40,698,273 common shares	40,698	40,698

Additional Paid-In Capital	58,859	57,993

Deficit accumulated during the exploration stage	(246,309)	(233,135)

Total Stockholders’ Deficit	(146,752)	(134,444)

Total Liabilities and Stockholders’ Deficit	1,380	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		Accumulated from November 2, 2006 (Date of Inception) to March 31, 2011 $
	2011 $	2010 $

Revenues	–	–	–

Operating Expenses
Foreign exchange gain	–	–	(4,396)
General and administrative	272	7,997	108,407
Mineral exploration costs	–	–	60,569
Professional fees	10,450	2,500	69,992

Total Operating Expenses	10,722	10,497	234,572

Loss Before Other Expense	(10,722)	(10,497)	(234,572)

Other Expense

Interest expense	(2,452)	(666)	(11,737)

Net Loss	(13,174)	(11,163)	(246,309)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	40,698,273	40,698,273

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2011 $	For the Three Months Ended March 31, 2010 $	Accumulated from November 2, 2006 (Date of Inception) to March 31, 2011 $

Operating Activities

Net loss for the period	(13,174)	(11,163)	(246,309)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	–	22,025
Imputed interest	866	176	5,136

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	4,760	1,665	29,226

Net Cash Used In Operating Activities	(7,548)	(9,322)	(189,922)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	–	–	15,131
Repayment to related parties	(3,000)	–	(18,131)
Proceeds from note payable	11,928	14,928	121,906
Proceeds from issuance of shares	–	–	94,421

Net Cash Provided By Financing Activities	8,928	14,928	213,327

Increase (Decrease) in Cash	1,380	5,606	1,380

Cash – Beginning of Period	–	3,499	–

Cash – End of Period	1,380	9,105	1,380

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Organization and Nature of Operations

Rostock Ventures Corp. (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. The Company is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company hold 59 mineral claims in the Tintina Gold Belt in Yukon, Canada and is in the process of exploring these claims, as well as raising additional capital for future acquisitions.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2011, the Company has not earned revenue, has a working capital deficit of $146,569, and an accumulated deficit of $246,126. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011 and December 31, 2010, there were no cash equivalents.

d)

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

e)

Mineral Property Costs

The Company has been in the exploration stage since its formation on November 2, 2006 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

g)

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

h)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and December 31, 2010, the Company has no items representing comprehensive income or loss.

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at March 31, 2011 and December 31, 2010, the Company did not grant any stock options.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

m)

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Mineral Property

On May 10, 2010, the Company acquired the rights to an exploration licence to 300 hectares of exploration properties located in Hants County, Nova Scotia, Canada for $3,000.  The costs were expensed as mineral exploration costs.

4.

Notes Payable

As at March 31, 2011, the Company owes $121,906 (2010 - $109,978) of notes payable to a shareholder of the Company.  The amounts owing are unsecured, due interest ranging from 0-10% per annum, and are due on demand.  As at March 31, 2011, accrued interest of $6,418 (2010 - $5,015) has been recorded in accrued liabilities and $5,136 (2010 - $4,270) of imputed interest, calculated at 10% per annum, has been recorded in additional paid-in capital.

5.

Related Party Transactions

a)

As at March 31, 2011, the Company owes $2,000 (2010 - $5,000) to the Company’s President for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2011, accounts payable includes $14,000 (2010 - $10,500) in legal fees owing to a law firm controlled by the Company’s President.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.

Subsequent Event

On May 10, 2011, the Company appointed Gregory Rotelli as the new Chief Executive Officer, Chief Financial Officer, and Director of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011 $	2010 $
Current Assets	1,380	-
Current Liabilities	148,132	134,444
Working Capital (Deficit)	(146,752)	(134,444)

Cash Flows

	March 31, 2011 $	March 31, 2010 $
Cash Flows from (used in) Operating Activities	(7,548)	(9,322)
Cash Flows from (used in) Financing Activities	8,928	14,928
Net Increase (decrease) in Cash During Period	1,380	5,606

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $10,722 compared with $10,497 for the three months ended March 31, 2010. The increase of $225 was attributed to the fact that the Company had $7,950 of additional professional fees relating to the Company’s SEC reporting requirements, and offset by decrease of $7,725 in general and administrative costs as the Company had minimal operating activity during the period.

During the three months ended March 31, 2011, the Company recorded a net loss of $13,174 compared with a net loss of $11,163 for the three months ended March 31, 2010.  In addition to the above, the Company incurred $2,269 of interest expense relating to outstanding notes payable that range in interest rates from 6-10% per annum.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance and total assets were $1,380 compared to $nil as at December 31, 2010. The increase in total assets is attributed to the fact that the Company received additional financing from issuance of notes payable during the quarter.

As at March 31, 2011, the Company had total liabilities of $148,132 compared with total liabilities of $134,444 as at December 31, 2010. The increase in total liabilities is attributed to increase in accounts payable and accrued liabilities of $4,992 due to timing differences between the payment terms of various operating expenditures. $12,036 of amounts owing to related parties, and $11,928 of additional notes payable issued during the quarter.

As at March 31, 2011, the Company has a working capital deficit of $146,752 compared with $134,444 at December 31, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the three months ended March 31, 2011, the Company used $7,548 of cash for operating activities compared to the use of $9,322 of cash for operating activities during the three months ended March 31, 2010.  The overall change in the cash used for operating activities was attributed to timing differences in the payment of outstanding operating costs incurred by the Company.

Cashflow from Financing Activities

During the three months ended March 31, 2011, the Company received proceeds of $8,928 from financing activities compared to $14,928 during the three months ended March 31, 2010. During the period ended March 31, 2011, the Company received $11,928 of debt financing from issuance of notes payable and repaid $3,000 of amounts due to related party whereas in fiscal 2010, the Company received $14,928 of proceeds from the issuance of notes payable.

Quarterly Developments

On February 4, 2011, the Company issued an unsecured Promissory Note (“Note”) to Tucker Investments (“Tucker”).  Under the terms of the Note, the Company has borrowed a total of $11,928 from Tucker, which accrues at an annual rate of 10% and is due on demand from Tucker.  The Note also contains customary events of default.  A copy of the Note is incorporated herein by reference and is attached hereto as Exhibit 10.03.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee or a financial expert on our Board of Directors –Currently, the Board of Directors acts in the capacity of the Audit Committee.  All members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.

2.

Reporting Deficiencies:  We did not maintain a sufficient level of expertise in our Company to oversee the reporting and disclosure of the financial statements and related footnotes, in compliance with generally accepted accounting principles and also in accordance with SEC disclosure requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

In light of the material weaknesses discussed above, we engaged consultants to augment our reporting criteria and perform other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes In Internal Control and Financial Reporting

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 mining claims in the Yukon Province dated July 14, 2009	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreement between the Company and Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note with Tucker Investments dated February 23, 2011	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated: May 20, 2011	By: /s/ Gregory Rotelli
By: Gregory Rotelli
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 20, 2011	/s/ Gregory Rotelli
By: Gregory Rotelli Its: Director