Form 10-Q
period 2011-06-30
ROSTOCK VENTURES CORP
filed 2011-08-22
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes   X  . No      .

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

Yes      . No   X  .

As of August 11, 2011, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Financial Statements

For the Period Ended June 30, 2011 (unaudited) and December 31, 2010

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	June 30, 2011 $	December 31, 2010 $

ASSETS
Current assets

Cash	30,879	–

Total Assets	30,879	–

LIABILITIES

Current liabilities
Bank indebtedness	–	232
Accounts payable and accrued liabilities	24,267	19,234
Due to related parties	3,950	5,000
Notes payable - related	121,906	109,978

Total Liabilities	150,123	134,444

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 41,412,559 and 40,698,273 common shares	41,412	40,698

Additional Paid-In Capital	109,021	57,993

Deficit accumulated during the exploration stage	(269,677)	(233,135)

Total Stockholders’ Deficit	(119,244)	(134,444)

Total Liabilities and Stockholders’ Deficit	30,879	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Accumulated from November 2, 2006 (Date of Inception) to June 30,2011 $
	2011 $	2010 $	2011 $	2010 $

Revenues	–	–	–	–	–

Operating Expenses
Foreign exchange gain	–	–	–	–	(4,396)
General and administrative	7,201	11,532	7,473	19,529	115,608
Management fees	2,000	–	2,000	–	2,000
Mineral exploration costs	1,576	7,862	1,576	7,862	62,145
Professional fees	10,000	10,000	20,450	12,500	79,992

Total Operating Expenses	20,777	29,394	31,499	39,891	255,349

Loss Before Other Expense	(20,777)	(29,394)	(31,499)	(39,891)	(255,349)

Other Expense

Interest expense	(2,591)	(1,667)	(5,043)	(2,333)	(14,328)

Net Loss	(23,368)	(31,061)	(36,542)	(42,224)	(269,677)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,020,094	40,698,273	40,860,073	40,698,273

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2011 $	For the Six Months Ended June 30, 2010 $	Accumulated from November 2, 2006 (Date of Inception) to June 30, 2011 $

Operating Activities

Net loss for the period	(36,542)	(42,224)	(269,677)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	–	22,025
Imputed interest	1,742	703	6,012

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	4,801	(5,669)	29,267

Net Cash Used In Operating Activities	(29,999)	(47,190)	(212,373)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	1,950	–	17,081
Repayment to related parties	(3,000)	–	(18,131)
Proceeds from note payable	11,928	44,847	121,906
Proceeds from issuance of shares	50,000	–	144,421

Net Cash Provided By Financing Activities	60,878	44,847	265,277

Increase (Decrease) in Cash	30,879	(2,343)	30,879

Cash – Beginning of Period	–	3,499	–

Cash – End of Period	30,879	1,156	30,879

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2011, the Company has not earned revenue, has a working capital deficit of $119,244, and an accumulated deficit of $269,677. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2011 and December 31, 2010, there were no cash equivalents.

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and December 31, 2010, the Company has no items representing comprehensive income or loss.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at June 30, 2011 and December 31, 2010, the Company did not grant any stock options.

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

3.

Mineral Property

On May 10, 2010, the Company acquired the rights to an exploration licence to 300 hectares of exploration properties located in Hants County, Nova Scotia, Canada for $2,000.  The costs were expensed as mineral exploration costs as a valuation of the property could not be attained.

4.

Notes Payable

As at June 30, 2011, the Company owes $121,906 (2010 - $109,978) of notes payable to a shareholder of the Company.  The amounts owing are unsecured, due interest ranging from 0-10% per annum, and are due on demand.  As at June 30, 2011, accrued interest of $8,315 (2010 - $5,015) has been recorded in accrued liabilities and $6,012 (2010 - $4,270) of imputed interest, calculated at 10% per annum, has been recorded in additional paid-in capital.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Related Party Transactions

a)

As at June 30, 2011, the Company owes $3,950 (2010 - $5,000) to the Company’s former President for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2011, accounts payable includes $14,000 (2010 - $10,500) in legal fees owing to a law firm controlled by the Company’s former President.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

During the period ended June 30, 2011, the Company incurred $2,000 (2010 - $nil) of management fees to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company.

6.

Common Shares

On June 6, 2011, the Company issued 714,286 common shares at $0.07 per share for proceeds of $50,000.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2011 $	2010 $
Current Assets	30,879	-
Current Liabilities	150,123	134,444
Working Capital (Deficit)	(119,244)	(134,444)

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows from (used in) Operating Activities	(29,999)	(47,190)
Cash Flows from (used in) Financing Activities	60,878	44,847
Net Increase (decrease) in Cash During Period	30,879	(2,343)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2011 were $20,777 compared with $29,394 for the three months ended June 30, 2010. The decrease in operating expense is attributed to the fact that the Company incurred operating costs of $7,862 on mineral property costs in the prior year whereas the Company did not incur any mineral exploration costs in the current year as the Company did not intend to continue exploration of its mineral property as at December 31, 2010.  There was an increase in professional fees of $3,450 relating to additional legal fees for the Company’s SEC filings and $2,000 in management fees.  The increases were offset by a decrease in general and administrative expense of $5,155 as the Company had lower operating costs due to the fact that the Company did not have any mineral exploration activity.

Operating expenses for the six months ended June 30, 2011 was $31,499 compared with $39,891 for the six months ended June 30, 2010. The decrease in operating expense is attributed to the fact that the Company incurred operating costs of $7,862 on mineral property costs in the prior year whereas the Company did not incur any mineral exploration costs in the current year as the Company did not intend to continue exploration of its mineral property as at December 31, 2010.  There was an increase in professional fees of $11,400 relating to additional legal fees for the Company’s SEC filings and $2,000 in management fees.  The increases were offset by a decrease in general and administrative expense of $12,943 as the Company had lower operating costs due to the fact that the Company did not have any mineral exploration activity and did not incur due diligence and travel costs as part of the acquisition of the Hants County property in fiscal 2010.

During the six months ended June 30, 2011, the Company recorded a net loss of $36,542 compared with a net loss of $42,224 for the six months ended June 30, 2010.  In addition to the above, the Company incurred $5,043 of interest expense compared to $2,333 of interest expense in the prior period relating to amounts owing to Tucker Investments (“Tucker”) that are due at interest rates between 0-10% per annum.  All amounts owing to Tucker that are non-interest bearing have been imputed interest at 10% per annum.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance and total assets were $30,879 compared to $nil as at December 31, 2010. The increase in total assets is attributed to the fact that the Company received $50,000 of proceeds from issuance of 714,286 common shares, $11,928 from the issuance of a note payable, and repayment of $3,000 to the former President and Director of the Company, but only incurred cash operating costs of $28,049.

As at June 30, 2011, the Company had total liabilities of $150,123 compared with total liabilities of $134,444 as at December 31, 2010. The increase in total liabilities is attributed to increases in accounts payable and accrued liabilities of $8,033 due to timing differences between the payment terms of various operating expenditures and $11,928 of additional notes payable that were issued during the period.

As at June 30, 2011, the Company has a working capital deficit of $119,244 compared with $134,444 at December 31, 2010 and the decrease in the working capital deficit is attributed to the receipt of proceeds from equity financing that has not been used.

Cashflow from Operating Activities

During the six months ended June 30, 2011, the Company used $29,999 of cash for operating activities compared to the use of $47,190 of cash for operating activities during the period ended June 30, 2010.  The decrease in the use of cash for operating activities was attributed to the fact that the Company received $50,000 from the issuance of common shares, of which approximately $30,879 remains unspent as at the balance sheet date.

Cashflow from Financing Activities

During the six months ended June 30, 2011, the Company received proceeds of $60,878 from financing activities compared to $44,847 during the period ended June 30, 2010. The increase in proceeds from financing activities was due to the fact that the Company received $50,000 from the issuance of 714,286 common shares in June 2011, but offset by the fact that the Company only received $11,928 from issuance of notes payable compared to $44,847 of proceeds from notes payable in the prior year.  In addition, the Company repaid $3,000 of amounts owing to the former President and Director of the Company during the current year.

Quarterly Developments

On May 10, 2011, Luis Carrillo (“Mr. Carrillo”) resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director.  Mr. Carrillo’s resignation did not involve any disagreement with the Company.

On May 10, 2011, Gregory Rotelli (“Mr. Rotelli”) was appointed as the Company’s President, and Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director.  On May 10, 2011, Mr. Rotelli accepted the appointment.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

On May 20, 2011, the Company accepted, per the terms of that certain Subscription Agreement (the “Subscription Agreement”), $50,000 from Enavest Internacional S.A. in exchange for 714,286 shares of the Company’s restricted common stock priced at $0.07 per share, par value $0.001. As of June 6, 2011, the Company had received the full amount due per the Subscription Agreement.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 mining claims in the Yukon Province dated July 14, 2009	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreement between the Company and Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note with Tucker Investments dated February 23, 2011	Filed with the SEC on May 20, 2011 as part of our Quarterly Report on Form 10-Q.
10.04	Subscription Agreement between the Company and Enavest Internacional S.A. dated May 20, 2011.	Filed with the SEC on June 15, 2011 as part of our Current Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated: August 22, 2011	By: /s/ Gregory Rotelli
By: Gregory Rotelli
Its: Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2011

/s/ Gregory Rotelli
By: Gregory Rotelli Its: Director