Form 10-Q
period 2011-09-30
ROSTOCK VENTURES CORP
filed 2011-11-17
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ROSTOCK VENTURES CORP.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Financial Statements

For the Period Ended September 30, 2011 (unaudited) and December 31, 2010

Index

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(unaudited)

	September 30, 2011 $	December 31, 2010 $

ASSETS
Current assets

Cash	5,763	–
Prepaid	1,000	–

Total Assets	6,763	–

LIABILITIES

Current liabilities
Bank indebtedness	–	232
Accounts payable and accrued liabilities	29,657	19,234
Due to related parties	3,950	5,000
Notes payable - related	121,906	109,978

Total Liabilities	155,513	134,444

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–
Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 41,412,559 and 40,698,273 common shares	41,412	40,698

Additional Paid-In Capital	110,029	57,993

Deficit accumulated during the exploration stage	(300,191)	(233,135)

Total Stockholders’ Deficit	(148,750)	(134,444)

Total Liabilities and Stockholders’ Deficit	6,763	–

 (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Accumulated from November 2, 2006 (Date of Inception) to September 30, 2011 $
	2011 $	2010 $	2011 $	2010 $

Revenues	–	–	–	–	–

Operating Expenses
Consulting fess	8,662	–	8,662	–	8,662
Foreign exchange gain	–	–	–	–	(4,396)
General and administrative	2,609	3,507	10,082	23,036	118,217
Management fees	5,000	–	7,000	–	7,000
Mineral exploration costs	–	–	1,576	7,862	62,145
Professional fees	11,500	–	31,950	12,500	91,492

Total Operating Expenses	27,771	3,507	59,270	43,398	283,120

Loss Before Other Expense	(27,771)	(3,507)	(59,270)	(43,398)	(283,120)

Other Expense

Interest expense	(2,742)	(2,311)	(7,786)	(4,644)	(17,071)

Net Loss	(30,513)	(5,818)	(67,056)	(48,042)	(300,191)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,412,559	40,698,273	41,046,258	40,698,273

 (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended September 30, 2011 $	For the Nine Months Ended September 30, 2010 $	Accumulated from November 2, 2006 (Date of Inception) to September 30, 2011 $

Operating Activities

Net loss for the period	(67,056)	(48,042)	(300,191)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	–	22,025
Imputed interest	2,750	1,581	7,020

Changes in operating assets and liabilities:

Prepaid expenses	(1,000)	–	(1,000)
Accounts payable and accrued liabilities	10,191	(1,484)	34,657

Net Cash Used In Operating Activities	(55,115)	(47,945)	(237,489)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	1,950	–	17,081
Repayment to related parties	(3,000)	–	(18,131)
Proceeds from note payable	11,928	44,847	121,906
Proceeds from issuance of shares	50,000	–	144,421

Net Cash Provided By Financing Activities	60,878	44,847	265,277

Increase (Decrease) in Cash	5,763	(3,098)	5,763

Cash – Beginning of Period	–	3,499	–

Cash – End of Period	5,763	401	5,763

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–
		–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Organization and Nature of Operations

Rostock Ventures Corp. (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. The Company is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company holds 59 mineral claims in the Tintina Gold Belt in Yukon, Canada and is in the process of exploring these claims, as well as raising additional capital for future acquisitions.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2011, the Company has not earned revenue, has a working capital deficit of $148,750, and an accumulated deficit of $300,191. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2011 and December 31, 2010, there were no cash equivalents.

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

(expressed in U.S. dollars)

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

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Financial Instruments (continued)

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and December 31, 2010, the Company has no items representing comprehensive income or loss.

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at September 30, 2011 and December 31, 2010, the Company did not grant any stock options.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

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

4.

Notes Payable

As at September 30, 2011, the Company owes $121,906 (2010 - $109,978) of notes payable to a shareholder of the Company.  The amounts owing are unsecured, due interest ranging from 0-10% per annum, and are due on demand.  As at September 30, 2011, accrued interest of $10,050 (2010 - $5,015) has been recorded in accrued liabilities and $7,020 (2010 - $4,270) of imputed interest, calculated at 10% per annum, has been recorded in additional paid-in capital.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

5.

Related Party Transactions

a)

As at September 30, 2011, the Company owes $3,950 (2010 - $5,000) to the Company’s former President for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2011, accounts payable includes $17,500 (2010 - $10,500) in legal fees owing to a law firm controlled by the Company’s former President.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

During the period ended September 30, 2011, the Company incurred $7,000 (2010 - $nil) of management fees to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

6.

Common Shares

On June 6, 2011, the Company issued 714,286 common shares at $0.07 per share for proceeds of $50,000.

7.

Subsequent Events

There were no subsequent events items as at the filing date of these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2011	December 31, 2010
Current Assets	$6,763	$-
Current Liabilities	$155,513	$134,444
Working Capital (Deficit)	$(148,750)	$(134,444)

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from (used in) Operating Activities	$(55,115)	$(47,945)
Cash Flows from (used in) Financing Activities	$60,878	$44,847
Net Increase (decrease) in Cash During Period	$5,763	$(3,098)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2011 were $27,771 compared with $3,507 for the three months ended September 30, 2010. The increase in operating expense is attributed to an increase in professional fees of $11,500 relating to additional legal fees for the Company’s SEC filings, $8,662 on consulting fees and $5,000 in management fees.  The increases were slightly offset by a decrease in general and administrative expense of $898 as the Company had lower operating costs due to the fact that the Company did not have any mineral exploration activity.

Operating expenses for the nine months ended September 30, 2011 was $59,270 compared with $43,398 for the nine months ended September 30, 2010. The increase in operating expense is attributed an increase in professional fees of $19,450 relating to additional legal fees for the Company’s SEC filings, $8,662 in consulting fees and $7,000 in management fees.  The increases were offset by a decrease in general and administrative expense of $12,954 as the Company had lower operating costs due to the fact that the Company did not have any mineral exploration activity and did not incur due diligence and travel costs as part of the acquisition of the Hants County property in fiscal 2010.

During the nine months ended September 30, 2011, the Company recorded a net loss of $67,056 compared with a net loss of $48,042 for the nine months ended September 30, 2010.  In addition to the above, the Company incurred $7,786 of interest expense compared to $4,644 of interest expense in the prior period relating to amounts owing to Tucker Investments (“Tucker”) that are due at interest rates between 0-10% per annum.  All amounts owing to Tucker that are non-interest bearing have been imputed interest at 10% per annum.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total asset balance was $6,763 compared to $nil as at December 31, 2010. The increase in total assets is attributed to the fact that the Company received $50,000 of proceeds from issuance of 714,286 common shares, $11,928 from the issuance of a note payable, and repayment of $3,000 to the former President and Director of the Company, but only incurred cash operating costs of $53,165.

As at September 30, 2011, the Company had total liabilities of $155,513 compared with total liabilities of $134,444 as at December 31, 2010. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $10,423 due to timing differences between the payment terms of various operating expenditures and $11,928 of additional notes payable that were issued during the period.

As at September 30, 2011, the Company had a working capital deficit of $148,750 compared with a working capital deficit of $134,444 as at December 31, 2010.  The increase in working capital deficit was attributed to the expenditures incurred in excess of the proceeds received from equity financing during the period.

Cashflow from Operating Activities

During the nine months ended September 30, 2011, the Company used $55,115 of cash for operating activities compared to the use of $47,945 of cash for operating activities during the period ended September 30, 2010. The change in net cash used in operating activities is attributed to the fact that the Company received $50,000 from the issuance of common shares, of which approximately $5,763 remains unspent as at the balance sheet date.

Cashflow from Financing Activities

During the nine months ended September 30, 2011, the Company received proceeds of $60,878 from financing activities compared to $44,847 during the period ended September 30, 2010.  The change in cash flows from financing activities is attributed to the fact that the Company received $50,000 from the issuance of 714,286 common shares in June 2011 and $11,928 from issuance of notes payable, but offset these inflows with repayment of $3,000 of amounts owning to the former President of the Company, compared to $44,847 of proceeds from notes payable in the prior year.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on March 29, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than previously disclosed.

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

ROSTOCK VENTURES CORP.
Dated: November 17, 2011	/s/ Gregory Rotelli
By: GREGORY ROTELLI
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 17, 2011	/s/ Gregory Rotelli
By: GREGORY ROTELLI Its: Director