Form 10-K
period 2011-12-31
ROSTOCK VENTURES CORP
filed 2012-04-12
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

______________

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

ROSTOCK VENTURES CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-144944	98-0514250
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722
(Address of principal executive offices)
(702) 866-2500
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $2,198,879 based upon the price ($0.07) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ROSV.”

As of April 10, 2012, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

We entered into a purchase agreement dated December 22, 2006 with Kimberly Sinclair pursuant to which we acquired a 100% interest in the McVicar Lode Mining Claim (the “McVicar Claim”) for cash consideration of $6,000.  Collin Sinclair, our former President, Secretary, Treasurer and sole Director is not related to Kimberly Sinclair.  The McVicar Claim property is comprised of a single located mineral claim with a total area of approximately 20 acres.  The McVicar Claim is located within Sections 11, 12, 13 and 14, Range 57E, Township 25S, at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.  In addition to Nevada state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  As of September 1, 2010, we have abandoned the McVicar Claim and it is no longer in good standing in Nevada due to non-payment of the yearly maintenance fee.

On September 30, 2009, we purchased 59 mining claims in the Tintina Gold Belt in Yukon Territory, Canada (the “Yukon Claims”) in exchange for $11,025.  The property consists of approximately 3,200 contiguous acres and lies within the globally prolific mining region known as the Tintina Gold Belt.   The Company renewed its lease on the claims in 2011 and intends to pursue additional work on the claims in the near future.

On May 10, 2010, we acquired the rights to an exploration license for approximately 300 hectares located in Hants County, Nova Scotia Canada in an area generally known as the Central Rawdon Mines from Marino Specogna in exchange for $3,000.  The license is no longer in good standing in Nova Scotia as the Company has allowed the license to expire and has not paid the yearly maintenance fees.

We are in the process of geologically evaluating and testing the Yukon Claims for minerals as well as raising operating capital and further developing our business plan for future acquisitions.  Management is also currently actively engaged in evaluating new prospects as well that could add new potential shareholder value to the Company. These new prospects include, but are not limited to, gold, silver and rare earth element (REE) prospects including lithium. Management intends to commence one or more of these new prospects in the near future.

Plan of Operations

Our current exploration target is to find commercially viable deposits of miscellaneous ores on our Yukon Claims. We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals found can be economically extracted and profitably processed.  If commercially marketable quantities of mineral deposits exist on the property underlying our mineral claims and sufficient funds are available, we will evaluate the financial viability, technical and financial risks of extraction, including an evaluation of the economically recoverable portion of the deposit, the metallurgy and ore recoverability, marketability and payability of the ore concentrates, engineering concerns, milling and infrastructure costs, finance and equity requirements and an analysis of the proposed mine from the initial excavation all the way through to reclamation. After we conduct this analysis and determine that a given ore body is worth recovering, we will begin the development process.  Development will require us to obtain a processing plant and other necessary equipment including delivery equipment to transport the processed ore to our customers.

Presently, we do not claim to have any minerals or reserves whatsoever on any of the Yukon Claims. If we do not find mineralized material or if we cannot remove mineralized material, either because we do not have the money to do so, or because it is not economically feasible to do so, we will seek to acquire other exploration properties or be forced to cease operations.  Any such acquisition(s) that we undertake will involve due diligence costs in addition to the acquisition cost.  We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs.  In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business.  We are presently in the exploration stage of our business and have not commenced planned principal operations.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into substantial exploration programs.

Description and Geography of the Mineral Claims

The Yukon Claims are part of the larger Yukon Gold property that lies within the Whitehorse and Dawson Mining Districts, in the North Dawson Range of west-central Yukon, approximately 135 km south of Dawson City (Figure 1). It is centered at 63o 07' north latitude and 139o 39' west longitude.  The Yukon Gold property lies immediately across the Yukon River from the White Gold property of Underworld Resources, now Kinross Gold Corporation, and is underlain by similar rocks, suggesting the potential for a similar deposit. The Yukon Gold property is composed of over 200 km2 of quartz claims held by six companies, including Rostock (ROSV), situated in generally rolling hills with sparse vegetation.

Figure 1

The Yukon Gold property consists of 889 quartz mineral claims covering 200 km2 within three separate blocks of contiguous claims, as summarized in Figure 2. The claim boundaries are defined by the locations of claim posts on the ground, which have not been surveyed. Claim ownership information is provided in Figure 2.

East Claim Block (Fig. 4-9)
White River
Yukon River
Claim Ownership
0858631 BC Ltd (40)
0859844 BC Ltd (108)
Brookemont (95)
Encore (100)
Habanero (350)
Bolero (130)
Rockbridge (90)
Rostock (60)
10 km
N

Habanero Resources Inc.

Yukon Gold

Tenure Map

EQUITY	October, 2011	1 : 200,000	Figure 2
	NAD 83 Zone 7	Dawson/Whitehorse	
	115O/04, 115N/01	Yukon

Figure 2

Surface rights over the Yukon Gold property are owned by the Yukon Territory. No significant surface disturbance or any major environmental liabilities have been noted during the field visits. Depending on the nature of the program, exploration permits may be required from the Yukon Department of Energy, Mines and Resources prior to carrying out further exploration on the Yukon Gold property.

BEAUFORT SEA
YUKON TERRITORY
ALASKA
U.S.A.
Dawson City
Mayo
YUKON GOLD PROJECT
Pelly Crossing
Faro
Ross River
Carmacks
WHITEHORSE
Carcross
Watson Lake
Atlin
N.W.T.
BRITISH COLUMBIA
PACIFIC OCEAN
70°
65°
60°
-140°
-135°
-130°
-125°
-120°
0
150
300
kilometres
Yukon Territory
Northwest Territories
Nunavut Territory
Alaska
U. S. A.
YUKON GOLD PROJECT
Alberta
British Columbia
PACIFIC OCEAN
U. S. A.

Habanero Resources Inc.

Yukon Gold Project

Location Map

EQUITY

Figure 1

Figure 3

The Yukon Gold property can be accessed by helicopter from Dawson City, and staging areas for supplies can be flown to the Thistle airstrip along Thistle Creek, which lies 10-15 kilometers east of the Yukon Gold property. Alternatively, several boat operators in Dawson City and a barge operating out of Minto Landing are available for hire to transport supplies to points along the Yukon and/or White River where they can be subsequently mobilized by helicopter to the property.

The topography of the area is characterized by rolling hills typical of the Dawson Ranges, with elevations ranging between 600 and 1250 m. Vegetation is sparse, with lower elevations covered by spruce, birch, aspen, alder and willow, whereas higher elevations have thick moss, grasses and scrub birch. Further south, hills are generally more subdued and more thickly vegetated with spruce on slopes and thick willow and alder in creek valleys. North-facing slopes locally exhibit permafrost, which complicates soil sampling. South-facing slopes are more typically vegetated by deciduous trees such as aspen and birch. Drainage systems vary from well channeled, discrete streams to swamps in broader, flat-bottomed valleys.

The area has a sub-arctic continental climate, with cold winters and cool, wet summers. Exploration can be carried out on the Yukon Gold property from June until October.

Property Geology

Minor reconnaissance mapping conducted during the 2009 exploration program (described below) indicated that the Yukon Gold property is underlain by metamorphic rock units likely belonging to the Nasina Assemblage of the Yukon Tanana Terrain. These units are dominantly quartz-muscovite and chlorite-muscovite schist. A small unit of unfoliated intermediate volcanic rocks likely belonging to Nisling Range Suite is present in the north central portion of the middle claim block, near the White River.

The reconnaissance mapping of the Yukon Gold property conducted during the 2011 exploration program (described below) was limited in scope with parts of two field days spent mapping.  Structural measurements of S1 foliation indicate a southwest to westerly-striking, northeast to northerly-dipping trend, with a second generation of folding dipping moderately to the north. The lithologies encountered were primarily quartz-muscovite-biotite±garnet schist to gneiss, rarely migmatitic, and chlorite-biotite±garnet schist with protoliths varying from volcanics to intrusives. Also encountered was a plagioclase andesite porphyry with weak biotite and moderate chlorite alteration in contact with felsic volcanic gneiss, as well as a pyroxenite in contact with quartz-muscovite- biotite-schist. Disseminated pyrite and Fe-oxides (predominately limonite, rarely hematite) are commonly found associated with late quartz veining.  Three rock samples were taken, but returned background levels for all precious and pathfinder elements.

Soil Geochemistry

Yukon Gold property

A total of 412 soil samples (including blanks and duplicates) were taken from the Yukon Gold property, including the Company’s Yukon Claims, during the 2011 program.  Analytical percentiles on the Yukon Gold property for gold, silver, arsenic, antimony, copper, molybdenum, lead and zinc, using all soil samples collected from the Yukon Gold property between 2009 and 2011, are shown in Table 1.  Gold levels are generally low on the entire Yukon Gold property, with the 98th percentile of the data falling only slightly higher than three times the lower detection limit. This suggests that gold anomalies alone may not present an accurate picture of anomalous zones on the property. A true anomaly should therefore exhibit not only multiple high gold values but anomalous levels of pathfinder elements as well. Arsenic is the most attractive choice, given its association with other gold deposits in the region (such as White Gold) and relatively high maximum concentrations on the Yukon Gold property.

	Gold (ppb)	Silver (ppm)	Arsenic (ppm)	Antimony (ppm)	Copper (ppm)	Molybdenum (ppm)	Lead (ppm)	Zinc (ppm)
50th	<5	<0.2	7	<2	33	<1	7	49
80th	5	0.3	11	<2	39	1	9	72
90th	7	0.5	15	2	50	2	11	98
95th	10	0.6	26	2	63	2	13	124.2
98th	18	0.9	52	3	85	3	17	161
Max Value	413	2.3	425	16	502	7	174	519
Population	2257	2257	2257	2257	2257	2257	2257	2257

Table 1:  Soil Geochemistry Percentiles

Yukon Claims

During the 2011 exploration program, 54 samples were collected from Rostock’s Yukon Claims.  From these samples, anomalous soil samples were identified.  Table 2 below totals the number of anomalous samples exceeding the 98th, 95th, 90th and 80th percentiles of the elements of interest, namely gold, silver, arsenic, antimony and molybdenum. The table also includes the maximum value of each element found on the claims. Table 2 is the calculated percentiles using the collective data from the 2009, 2010 and 2011 programs.

The work to date on Rostock’s Yukon Claims, including the previous work in 2009 and 2010, has outlined a 2.5 x 0.7 km wide west-northwest trending silver anomaly (max value of 1.8 ppm silver) at the south of the property. The anomaly continues off the property to the southeast and was identified from work done in 2011 and previous work. This area does not have much work to date and more soil sampling, mapping and prospecting is warranted to follow up on the anomalous samples to determine the nature and extent of their source.

	Gold (ppb)	Silver (ppm)	Arsenic (ppm)	Antimony (ppm)	Molybdenum (ppm)
80th	5	0.3	11	<2	1
90th	7	0.5	15	2	2
95th	10	0.6	26	2	2
98th	18	0.9	52	3	3
Max Value	413	2.3	425	16	7
Population	2257	2257	2257	2257	2257

Table 2:  Rostock Yukon Claims:  Number of Soil Sample Exceeding Percentiles

Exploration Work

All exploration work to be completed by us on our Yukon Claims has been conducted and will continue to be conducted by or under the supervision of consulting geologists employed by Equity Exploration Consultants Ltd. (“Equity Exploration”), which has an office at 700-700 West Pender Street, Vancouver, BC, Canada, V6C 1G8.  We also plan to engage project geologists, geochemical sampling crews and drilling companies as contractors, depending on the specific exploration program of the claims.

Exploration Work on the Property

There is very little documentation on the exploration history in the area of the Yukon Gold property. In 1970, a small sampling program was conducted on the Nick Claims which were located along the northern edge of the central claim block of the Yukon Gold property. A total of six soil and seven stream silt samples were collected during the program with no significant results noted.

The Yukon Gold property came to prominence in 2007 when Underworld Resources Ltd. (now Kinross Gold Corporation), acquired the White Gold property and defined several gold-bearing showings within a 1.2 x 7.5 kilometre soil geochemical anomaly. Initial trenching and drilling results were encouraging and in May 2009, Underworld announced a drill hole with 104 metres grading 3.4 g/tonne gold. In the ensuing staking rush, the Yukon Gold property claims were staked in June 2009 immediately west of Underworld’s White Gold property.

2009 Exploration Program

In 2009, an exploration program was undertaken on the Yukon Gold property consisted of soil sampling, prospecting and geologic mapping by Equity Exploration on behalf of several companies. A total of 1,178 soil samples were collected and assayed for a broad suite of elements. The results of this exploration program formed part of the basis for the planning of the 2010 soil sampling program.

2010 Soil Sampling Program

The 2010 soil sampling program on the Yukon Gold property was restricted to the eastern claim block (Figure 2) and was carried out by Equity Exploration on behalf of several companies. A total of 435 soil samples (including QA/QC samples) were collected and submitted for geochemical analysis. The results of this sampling program were used to plan grid lines over the geochemical anomalies from the 2009 and 2010 work.

2011 Exploration Program

The 2011 exploration program on the Yukon Gold property was designed to further define the known anomalies and continue the reconnaissance-stage assessment of the eastern claim block of the Yukon Gold property for gold potential that was begun in 2009. The primary goal of the program was to enhance data resolution over the soil anomalies identified in the 2009 and 2010 programs as well as to achieve soil coverage of areas of the eastern claim block which had not been previously sampled. Also taken into account when designing the program were the relative financial contributions to the program and quantity of previous work on the claim blocks of each individual company.

The 2011 work was based out of Thistle airstrip where a fly camp was established with daily transport to and from the site via helicopter. A total of 412 soil samples (including blanks and duplicates) and three rocks were collected from the Habanero/Brookemont/Rostock/Encore claims. Soil samples were taken at 100 m spacing along spurs, contours, and grid lines, and locally at 50 m spacing. Sample sites were located with a hand-held GPS, and marked in the field by means of flagging tape and tyvek tags with the sample number written on them in permanent marker. Rock samples were also marked by flagging tape and aluminum tags inscribed with sample number, date, sample type and the sampler’s initials. Samples were delivered to the ALS Chemex Laboratories preparation facility in Whitehorse, Yukon. The samples were analyzed for gold by fire assay with an Atomic Absorption Spectrometry finish (ALS code Au- AA23) and a multi-element suite by Inductively Coupled Plasma Atomic Emission Spectrometry (ALS code ME-ICP41). Approximately 5% QA/QC samples (in addition to internal QA/QC procedures at ALS Chemex) were collected.

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

Government Regulations

Exploration activities are subject to various federal, state, foreign and local laws and regulations, which govern prospecting, mineral exploration, drilling, mining, production, mineral extraction, transportation of minerals, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and several other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations promulgated by the Yukon Territory, State of Nevada and the United States and Canadian Federal Governments. Currently, there are no costs associated with our compliance with such regulations and laws.  There is presently no need for any government approval of our business or our anticipated mineral products.

Environmental Regulations

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable environmental laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation and the associated costs of such legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We are currently using a portion of our Chief Executive Officer’s home as our corporate headquarters and we use this space free of charge.  Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space.  We currently do not own any real estate.  All communications to the Company may be directed to our Registered Agent, InCorp Services, Inc., at 2360 Corporate Circle, Suite 4000, Henderson, NV 89074-7722, Phone:  (702) 866-2500.

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is currently quoted on the OTC Bulletin Board.  Our Common Stock has been quoted on the OTC Bulletin Board since April 24, 2009 under the symbol “ROSV.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the period from January 1, 2010 through December 31, 2011, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 – High	0.08	0.12	0.095	0.013
2011 – Low	0.031	0.04	0.0122	0.0037
2010 – High	0.11	0.40	0.10	0.07
2010 – Low	0.06	0.06	0.028	0.03

Record Holders

As of December 31, 2011, an aggregate of 41,412,559 shares of our Common Stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

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

Other than those that were previously reported, none.

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

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	1,398	-
Current Liabilities	167,592	134,444
Working Capital (Deficit)	(166,194)	(134,444)

Cash Flows

	Year ended December 31, 2011 $	Year ended December 31, 2010 $
Cash Flows from (used in) Operating Activities	(65,480)	(45,346)
Cash Flows from (used in) Investing Activities	-	(3,000)
Cash Flows from (used in) Financing Activities	66,878	44,847
Net Increase (decrease) in Cash during period	1,398	(3,499)

Operating Revenues

During the years ended December 31, 2011 and 2010, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2011 was $74,980 compared with $58,912 for the year ended December 31, 2010. The increase in operating expenses was attributed to increase of $18,450 in professional fees relating to SEC filings and due diligence work, $8,662 in consulting fees, and $13,000 in management fees to the President and Director of the Company.  The increase was offset by decreases in mineral property expenditures of $8,525 and decrease in general and administrative expenses of $15,519.

Net loss for the year ended December 31, 2011 was $85,508 compared with $65,868 for the year ended December 31, 2010.  In addition to operating losses, the Company incurred $10,528 of interest expense during the year ended December 31, 2011 compared to $6,956 for the year ended December 31, 2010 relating to notes payable to related parties which are unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash balance and total assets were $1,398 compared to $nil as at December 31, 2010.  The increase was due to financing received from issuance of notes payable and common shares which were used for general operating costs.

As at December 31, 2011, the Company had total liabilities of $167,592 compared with total liabilities of $134,444 as at December 31, 2010.  The increase in total liabilities was attributed to $16,502 of accounts payable and accrued liabilities for unpaid operating costs and accrued interest on the notes payable, $11,928 increase in notes payable for additional financing received, and $4,950 increase in amounts owing to related parties for unpaid management fees and costs incurred on behalf of the company.

As at December 31, 2011, the Company had a working capital deficit of $166,194 compared with a working capital deficit of $134,444 as at December 31, 2010.  The decrease in working capital deficit was attributed to the settlement of accounts payable and notes payable with the issuance of common shares during the year.

Cashflow from Operating Activities

During the year ended December 31, 2011, the Company used $65,480 of cash for operating activities compared to the use of $45,346 of cash for operating activities during the year ended December 31, 2010. The increase in cash used for operating activities was due to limited cash flows as the Company had minimal cash financing during the year compared with operating expenditures.

Cashflow from Investing Activities

During the years ended December 31, 2011, the Company did not have any cash transactions related to investing activities compared with the use of $3,000 during the year ended December 31, 2010 for acquisition of mineral properties.

Cashflow from Financing Activities

During the year ended December 31, 2011, the Company received $66,878 of cash from financing activities compared to $44,847 for the year ended December 31, 2010.  During the year ended December 31, 2011, the Company received $50,000 from the issuance of common shares. $9,950 from related parties and $11,928 from notes payable compared to proceeds received of $44,847 during the year ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, Comprehensive Income.  ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income.  This standard is effective for all annual period beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This standard is effective for all fiscal periods beginning on or after January 1, 2013.  This standard is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements.  This standard is effective for fiscal years beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRS.  ASU 2011-04 amended the definition of fair value measurement to be more closely aligned with IFRS including: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This standard is effective for all fiscal periods beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades.  ASU 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades that is differs from the functional currency of the employer entity or payroll currency of the employee.  This standard is effective for all fiscal periods beginning after December 15, 2010.  The adoption of this standard did not have a material effect on the Company’s financial statements.

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

ITEM 8.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Financial Statements

For the Years Ended December 31, 2011 and December 31, 2010

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Notes to the Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rostock Ventures Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rostock Ventures Corp. (an exploration stage company) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 10, 2012

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2011 $	December 31, 2010 $

ASSETS

Current assets

Cash	1,398	–

Total Assets	1,398	–

LIABILITIES

Current liabilities

Bank indebtedness	–	232
Accounts payable and accrued liabilities	35,736	19,234
Due to related parties	9,950	5,000
Notes payable – related parties	121,906	109,978

Total Liabilities	167,592	134,444

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 100,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 41,412,559 and 40,698,273 common shares	41,412	40,698

Additional Paid-In Capital	111,037	57,993

Deficit accumulated during the exploration stage	(318,643)	(233,135)

Total Stockholders’ Deficit	(166,194)	(134,444)

Total Liabilities and Stockholders’ Deficit	1,398	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

	For the year ended December 31,		Accumulated from November 2, 2006 (Date of Inception) to December 31, 2011 (unaudited) $
	2011 $	2010 $

Revenues	–	–	–

Operating Expenses
Consulting fees	8,662	–	8,662
Foreign exchange gain	–	–	(4,396)
General and administrative	10,292	25,811	118,427
Management fees	13,000	–	13,000
Mineral exploration costs	1,576	10,101	62,145
Professional fees	41,450	23,000	100,992

Total Operating Expenses	74,980	58,912	298,830

Loss Before Other Expense	(74,980)	(58,912)	(298,830)

Other Expense

Interest expense	(10,528)	(6,956)	(19,813)

Net Loss	(85,508)	(65,868)	(318,643)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,105,318	40,698,273

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2011 $	For the Year Ended December 31, 2010 $	Accumulated from November 2, 2006 (Date of Inception) to December 31, 2011 (unaudited) $

Operating Activities

Net loss	(85,508)	(65,868)	(318,643)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	3,000	22,025
Imputed interest	3,758	2,459	8,028

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	16,270	15,063	40,736

Net Cash Used In Operating Activities	(65,480)	(45,346)	(247,854)

Investing Activities

Acquisition of mineral properties	–	(3,000)	(22,025)

Net Cash Used In Investing Activities	–	(3,000)	(22,025)

Financing Activities

Proceeds from related parties	9,950	–	9,950
Repayment to related parties	(5,000)	–	(5,000)
Proceeds from note payable	11,928	44,847	121,906
Proceeds from issuance of shares	50,000	–	144,421

Net Cash Provided By Financing Activities	66,878	44,847	271,277

Increase (Decrease) in Cash	1,398	(3,499)	1,398

Cash – Beginning of Period	–	3,499	–

Cash – End of Period	1,398	–	1,398

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–
		–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

From November 2, 2006 (Date of Inception) to December 31, 2011

	Common Stock		Additional	Subscriptions	Accumulated
	Shares	Par Value	Paid-In Capital	Received	Deficit	Total
	#	$	$	$	$	$

Balance – November 2, 2006 (date of inception)	–	–	–		–	–

Issuance of founders shares	28,000,000	28,000	12,000		–	40,000

Cash received for stock subscribed	–	–	–	50,687	–	50,687

Net loss for the period	–	–	–		(8,499)	(8,499)
	–	–
Balance – December 31, 2006	28,000,000	28,000	12,000	50,687	(8,499)	82,188

Shares issued for cash	12,698,273	12,698	41,723	(50,687)	–	3,734

Net loss for the year	–	–	–	–	(54,673)	(54,673)
	–	–
Balance – December 31, 2007	40,698,273	40,698	53,723	–	(63,172)	31,249

Net loss for the year	–	–	–	–	(51,696)	(51,696)
	–	–
Balance – December 31, 2008	40,698,273	40,698	53,723	–	(114,868)	(20,447)

Imputed interest	–	–	1,811	–	–	1,811

Net loss for the year	–	–	–	–	(52,399)	(52,399)
	–	–
Balance – December 31, 2009	40,698,273	40,698	55,534	–	(167,267)	(71,035)

Imputed interest	–	–	2,459	–	–	2,459

Net loss for the year	–	–	–	–	(65,868)	(65,868)
	–	–
Balance – December 31, 2010	40,698,273	40,698	57,993	–	(233,135)	(134,444)

Shares issued for cash	714,286	714	49,286	–	–	50,000

Imputed interest	–	–	3,758	–	–	3,758

Net loss for the year	–	–	–	–	(85,508)	(85,508)
	–	–
Balance – December 31, 2011	41,412,559	41,412	111,037	–	(318,643)	(166,194)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2011, the Company has not earned revenue, has a working capital deficit of $166,194, and an accumulated deficit of $318,643. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2011 and 2010, there were no cash equivalents.

d)

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

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

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

f)

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

g)

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

h)

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

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

i)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items representing comprehensive income or loss.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2011 and 2010, the Company did not grant any stock options.

l)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, Comprehensive Income.  ASU 2011-12 deferred the new presentation requirements outlined by ASU 2011-05 regarding reclassification of items out of accumulated other comprehensive income.  This standard is effective for all annual period beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires entities to disclose both the gross and net information about both instruments and transactions subject to an agreement similar to a master netting arrangement and includes derivatives, sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This standard is effective for all fiscal periods beginning on or after January 1, 2013.  This standard is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements.  This standard is effective for fiscal years beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measure and Disclosure Requirements in US GAAP and IFRS.  ASU 2011-04 amended the definition of fair value measurement to be more closely aligned with IFRS including: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This standard is effective for all fiscal periods beginning after December 15, 2011.  This standard is not expected to have a material impact on the Company’s financial statements.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

l)

Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades.  ASU 2010-13 addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades that is differs from the functional currency of the employer entity or payroll currency of the employee.  This standard is effective for all fiscal periods beginning after December 15, 2010.  The adoption of this standard did not have a material effect on the Company’s financial statements.

3.

Mineral Property

On May 10, 2010, the Company acquired the rights to an exploration license to 300 hectares of exploration properties located in Hants County, Nova Scotia, Canada for $2,000.  The costs were expensed as mineral exploration costs as a valuation of the property could not be attained.

4.

Notes Payable

As at December 31, 2011, the Company owes $121,906 (2010 - $109,978) of notes payable to a shareholder of the Company.  The amounts owing are unsecured, due interest ranging from 0-10% per annum, and are due on demand.  As at December 31, 2011, accrued interest of $11,784 (2010 - $5,015) has been recorded in accrued liabilities and $8,028 (2010 - $4,270) of imputed interest, calculated at 10% per annum, has been recorded in additional paid-in capital.

5.

Related Party Transactions

a)

As at December 31, 2011, the Company owes $nil (2010 - $5,000) to the Company’s former President for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2011, the Company owes $9,950 (2010 - $nil) to the Company’s President and CEO for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

As at December 31, 2011, accounts payable includes $22,000 (2010 - $10,500) in legal fees owing to a law firm controlled by the Company’s former President.  The amounts owing are unsecured, non-interest bearing, and due on demand.

d)

During the year ended December 31, 2011, the Company incurred $13,000 (2010 - $nil) of management fees to the President and Director of the Company.

6.

Common Shares

On June 6, 2011, the Company issued 714,286 common shares at $0.07 per share for proceeds of $50,000.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

7.

Income Taxes

The Company has $318,643 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2011, the Company had no uncertain tax positions.

	December 31, 2011 $	December 31, 2010 $

Net loss before taxes	85,508	65,868
Statutory rate	34%	34%

Computed expected tax recovery	29,073	22,395
Change in valuation allowance	(29,073)	(22,395)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Net operating losses carried forward	108,339	79,266
Valuation allowance	(108,339)	(79,266)

Net deferred tax asset	–	–

8.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement.  Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to Address Deficiencies in Company’s Internal Control Over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Gregory Rotelli	52	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	May 10, 2011	Independence Energy Corp.

Term of Office

 Each of our officer(s) is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officer(s) serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the Board of Directors are not compensated for their services to the Board.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Gregory Rotelli – Since 2006, Mr. Rotelli has been a Principal of Pacific Coast Capital Group, LLC and has over 25 years’ experience in senior management for both public and early-stage private companies, including former Chief Operating Officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing.  His broad range of talent spans operational management, Internet development, new media strategy and capital acquisition.  Mr. Rotelli has advised and negotiated in both structured financings and early stage investment capital raising ranging up to a $150 million securitization.  Mr. Rotelli has held lead positions in both technology start-ups as well as with established public companies.  Mr. Rotelli holds a BA degree in Classics from Brown University in Rhode Island in 1982.  He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985.  Mr. Rotelli serves on the boards of directors and strategic advisory boards of several technology, oil & gas, financial services and healthcare companies.

Identification of Significant Employees

We have no significant employees other than Gregory Rotelli, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

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

(8)

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

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our chief executive officer and chief financial officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011 and 2010:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Rotelli – President, CEO, CFO, Secretary, Treasurer, and Director (1)	2011	13,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	13,000
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Luis Carrillo – Former President, CEO, CFO, Secretary, Treasurer and Director (3)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Mr. Rotelli was appointed as the Company’s Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on May 10, 2011.

(2)

During the year ended December 31, 2011, Gregory Rotelli accrued $13,000 (2010 - $nil) in management fees.  However, as of the date of this Report, Mr. Rotelli has only received $10,000 in management fees and $3,000 remains owing to Mr. Rotelli from the Company.

(3)

Mr. Carrillo resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on May 10, 2011.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2011.

Long-Term Incentive Plans

There are no arrangements of plans in which we provide pension, retirement or similar benefits for director(s) or executive officer(s).

Compensation of Directors

Our director(s) receive no extra compensation for their service on our Board of Directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 10, 2012 by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Gregory Rotelli (3) 2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722	Common	0	0.00%
All Officers and Directors as a Group (1)	Common	0	0.00%

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

(2)

Based on 41,412,559 issued and outstanding shares of our Common Stock as of April 10, 2012.

(3)

Gregory Rotelli, our sole officer and director, does not own any shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

As at December 31, 2011, the Company owes $nil (2010 - $5,000) to the Company’s former President for funding of general operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

As at December 31, 2011, the Company owes $9,950 (2010 - $nil) to the Company’s President and CEO for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

As at December 31, 2011, accounts payable includes $22,000 (2010 - $10,500) in legal fees owing to a law firm controlled by the Company’s former President.  The amounts owing are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2011, the Company incurred $13,000 (2010 - $nil) of management fees to the President and Director of the Company.

Other than the foregoing, none of the director(s) or executive officer(s) of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Gregory Rotelli is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$11,000	$10,450
Audit-related fees	$nil	$4,050
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$11,000	$14,500

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $10,450 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $4,050, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 claims	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreement between the Company and Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note between the Company and Tucker Investments dated February 23, 2011	Filed herewith.
10.04	Subscription Agreement between the Company and Enavest Internacional S.A. dated May 20, 2011	Filed with the SEC on June 15, 2011 as part of our Annual Report on Form 8-K.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.

Dated: April 12, 2012

/s/ Gregory Rotelli

By: Gregory Rotelli

Its: President, CEO, CFO, Secretary, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 12, 2012

/s/ Gregory Rotelli

Gregory Rotelli

Its: Director

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