Form 10-Q
period 2012-06-30
ROSTOCK VENTURES CORP
filed 2012-08-20
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes      . No   X  .

As of August 14, 2012, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ROSTOCK VENTURES CORP.

TABLE OF CONTENTS

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

For the Period Ended June 30, 2012 (unaudited) and December 31, 2011

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	June 30, 2012 $	December 31, 2011 $

ASSETS
Current assets

Cash	–	1,398

Total Assets	–	1,398

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	45,589	35,736
Due to related parties	18,950	9,950
Notes payable – related party	146,926	121,906

Total Liabilities	211,465	167,592

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 41,412,559 common shares
	41,412	41,412

Additional Paid-In Capital	113,032	111,037

Deficit accumulated during the exploration stage	(365,909)	(318,643)

Total Stockholders’ Deficit	(211,465)	(166,194)

Total Liabilities and Stockholders’ Deficit	–	1,398

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended		Accumulated from November 2, 2006
	June 30, 2012 $	June 30, 2011 $	June 30, 2012 $	June 30, 2011 $	(Date of Inception) to June 30, 2012 $

Revenues	–	–	–	–	–

Operating Expenses
Consulting fees	–	–	–	–	8,662
Foreign exchange gain	–	–	–	–	(4,396)
General and administrative	591	7,201	1,991	7,473	120,418
Management fees	6,000	2,000	12,000	2,000	25,000
Mineral exploration costs	–	1,576	–	1,576	62,145
Professional fees	15,250	10,000	27,250	20,450	128,242

Total Operating Expenses	21,841	20,777	41,241	31,499	340,071

Loss Before Other Expense	(21,841)	(20,777)	(41,241)	(31,499)	(340,071)

Other Expense

Interest expense	(3,253)	(2,591)	(6,025)	(5,043)	(25,838)

Net Loss	(25,094)	(23,368)	(47,266)	(36,542)	(365,909)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,412,559	41,020,094	41,412,559	40,860,073

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2012 $	For the Six Months Ended June 30, 2011 $	Accumulated from November 2, 2006 (Date of Inception) to June 30, 2012 $

Operating Activities

Net loss for the period	(47,266)	(36,542)	(365,909)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	–	22,025
Imputed interest	1,995	1,742	10,023

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	9,853	4,801	50,589
Due to related party	9,000	–	12,000

Net Cash Used In Operating Activities	(26,418)	(29,999)	(271,272)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	–	1,950	4,950
Repayment to related parties	–	(3,000)	(3,000)
Proceeds from note payable – related party	25,020	11,928	146,926
Proceeds from issuance of shares	–	50,000	144,421

Net Cash Provided By Financing Activities	25,020	60,878	293,297

Increase (Decrease) in Cash	(1,398)	30,879	–

Cash – Beginning of Period	1,398	–	–

Cash – End of Period	–	30,879	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2012, the Company has not earned revenue, has a working capital deficit of $211,465, and an accumulated deficit of $365,909. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2012 and December 31, 2011, there were no cash equivalents.

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and December 31, 2011, the Company has no items representing comprehensive income or loss.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at June 30, 2012 and December 31, 2011, the Company did not grant any stock options.

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

4.

Notes Payable

a)

As at June 30, 2012, the Company owes $111,795 (2011 - $86,775) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at June 30, 2012, accrued interest of $15,814 (2011 - $11,784) has been recorded in accrued liabilities.

b)

As at June 30, 2012, the Company owes $35,131 (2011 - $35,131) of notes payable to shareholders of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As at June 30, 2012, the Company has recorded imputed interest, calculated at 10% per annum, of $10,023 (December 31, 2011 - $8,029) which is recorded as additional paid-in capital.

5.

Related Party Transactions

During the period ended June 30, 2012, the Company incurred $12,000 (2011 - $nil) of management fees to the President and Director of the Company.  The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

6.

Subsequent Events

There were no subsequent event items as at the filing date of these financial statements.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012 $	December 31, 2011 $
Current Assets	-	1,398
Current Liabilities	211,465	167,592
Working Capital (Deficit)	(211,465)	(166,194)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2012 $	June 30, 2011 $
Cash Flows from (used in) Operating Activities	(26,418)	(29,999)
Cash Flows from (used in) Financing Activities	25,020	60,878
Net Increase (decrease) in Cash During Period	(1,398)	30,879

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2012 were $41,241 compared with $31,499 for the six months ended June 30, 2011. The increase in operating expense is attributed to an increase in professional fees of $6,800 relating to increases in professional fees due to higher rates, $10,000 increase in management fees.to the President and Director of the Company at a rate of $2,000 per month, and offset by a decrease of $5,482 in general and administrative expense due to limited cash flows that limited the amount of expenditures during the year.

Net loss for the six months ended June 30, 2012 was $47,266 compared with $36,542 for the six months ended June 30, 2011.  In addition to operating expenses, the Company incurred $6,025 of interest expense during the six months ended June 30, 2012 compared with $5,043 for the six months ended June 30, 2011.  The interest expense is due to the $146,926 of notes payable to related parties which incurs interest from 0-10% per annum and the increase in the current year was due to an increase in the amount of notes payable outstanding.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and total asset balance was $nil compared to $1,398 as at December 31, 2011. The decrease in cash and total assets was due to the fact that the Company incurred operating expenses during the period with only minimal amounts of additional financing from the issuance of notes payable.

As at June 30, 2012, the Company had total liabilities of $211,465 compared with total liabilities of $167,592 as at December 31, 2011. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $9,853 due to timing differences between the payment terms of various operating expenditures, $9,000 for amounts owing to related parties for unpaid management fees, and $25,020 of additional notes payable that were issued during the period.

As at June 30, 2012, the Company had a working capital deficit of $211,465 compared with $166,194 as at December 31, 2011.  The increase in working capital deficit was attributed to the expenditures incurred in excess of the proceeds received from equity financing during the period.

Cashflow from Operating Activities

During the six months ended June 30, 2012, the Company used $26,418 of cash for operating activities compared to the use of $29,999 of cash for operating activities during the period ended June 30, 2011. The change in net cash used in operating activities is attributed to the fact that the Company received $25,020 from the issuance of notes payable which was used for operating activities during the period.

Cashflow from Financing Activities

During the six months ended June 30, 2012, the Company received proceeds of $25,020 from financing activities compared to $60,878 during the period ended June 30, 2011.  The change in cash flows from financing activities is attributed to the fact that the Company received $25,020 from the issuance of notes payable compared with $11,928 during the six months ended June 30, 2011 as well as $50,000 from the issuance of common shares during the period ended June 30, 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 12, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

o

On May 14, 2012, the Company executed an Unsecured Promissory Note (the “Note”) to Pop Holdings Ltd. (“Pop Holdings”).  Under the terms of the Note, the Company has borrowed a total of $8,000.00 from Pop Holdings, which accrues interest at an annual rate of 10% and is due on demand from Pop Holdings.  The Note also contains customary events of default.  A true and correct copy of the Note is filed herewith as Exhibit 10.07.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 mining claims in the Yukon Province dated July 14, 2009	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreement between the Company and Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note with Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.04	Subscription Agreement between the Company and Enavest Internacional S.A. dated May 20, 2011.	Filed with the SEC on June 15, 2011 as part of our Current Report on Form 8-K.
10.05	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

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

ROSTOCK VENTURES CORP.

Dated: August 20, 2012	/s/ Gregory Rotelli
By: GREGORY ROTELLI
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 20, 2012	/s/ Gregory Rotelli
By: GREGORY ROTELLI Its: Director