Form 10-Q/A
period 2012-06-30
ROSTOCK VENTURES CORP
filed 2012-09-12
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

 FORM 10-Q/A

Amendment No. 1

___________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Rostock Ventures Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 mining claims in the Yukon Province dated July 14, 2009	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreement between the Company and Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note with Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.04	Subscription Agreement between the Company and Enavest Internacional S.A. dated May 20, 2011.	Filed with the SEC on June 15, 2011 as part of our Current Report on Form 8-K.
10.05	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed with the SEC on August 20, 2012 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Former Accountant Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ROSTOCK VENTURES CORP.
Dated: September 12, 2012		/s/ Gregory Rotelli
	By:	GREGORY ROTELLI
	Its:	President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 12, 2012		/s/ Gregory Rotelli
	By: Its:	GREGORY ROTELLI Director