Form 10-K
period 2012-12-31
ROSTOCK VENTURES CORP
filed 2013-04-15
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012was $1,946,390 based upon the price ($0.047) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ROSV.”

As of April 15, 2013, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

•

Actions taken or omitted to be taken by third parties including ourcompetitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

We entered into a purchase agreement dated December 22, 2006 with Kimberly Sinclair pursuant to which we acquired a 100% interest in the McVicar Lode Mining Claim (the “McVicar Claim”) for cash consideration of $6,000. Collin Sinclair, our former President, Secretary, Treasurer and sole Director is not related to Kimberly Sinclair. The McVicar Claim property is comprised of a single located mineral claim with a total area of approximately 20 acres. The McVicar Claim is located within Sections 11, 12, 13 and 14, Range 57E, Township 25S, at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada. In addition to Nevada state regulations, federal regulations require a yearly maintenance fee to keep the claim in good standing.  As of September 1, 2010, we have abandoned theMcVicar Claim and it is no longer in good standing in Nevada due to non-payment of the yearly maintenance fee.

On September 30, 2009, we purchased 59 mining claims in the Tintina Gold Belt in Yukon Territory, Canada (the “Yukon Claims”)in exchange for $11,025.  The property consists of approximately 3,200 contiguous acres and lies within the globally prolific mining region known as the Tintina Gold Belt.  As of the date of this Report, we have not renewed our Yukon Claims.

On May 10, 2010, we acquired the rights to an exploration license for approximately 300 hectares located in Hants County, Nova Scotia Canada in an area generally known as the Central Rawdon Mines from Marino Specogna in exchange for $3,000.  The license is no longer in good standing in Nova Scotia as the Company has allowed the license to expire and has not paid the yearly maintenance fees.

As of the date of this Report, Management is currently actively engaged in evaluating new prospects in the Yukon Territory as well as in other geographical locations that could add new potential shareholder value to the Company. These new prospects include, but are not limited to, gold, silver and rare earth element (REE) prospects including lithium. Management intends to commence one or more of these new prospects in the near future.

Plan of Operation

Our current exploration target is to find commercially viable mineral claims that we can endeavor to exploit. Presently, we do not claim to have any minerals or reserves whatsoever.  If we cannot find viable mineral claims, we will be forced to cease operations.

Any acquisition(s) that we undertake will involve due diligence costs in addition to acquisition costs.  We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs.  In the event that our available capital is insufficient to acquire mineral properties and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business.  We are presently in the exploration stage of our business.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such deposits are discovered, that we will enter into substantial exploration programs.

Competition

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

Environmental Regulations

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. Changes to current local, state or federal laws and regulations in the jurisdictions where we plan to operate could require additional capital expenditures and increased operating costs. Although we are unable to predict what additional legislation and the associated costs of such legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We are currently using a portion of our Chief Executive Officer’s home as our corporate headquarters and we use this space free of charge.  Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space.  We currently do not own any real estate.  All communications to the Company may be directed to our Registered Agent, InCorp Services, Inc., at2360 Corporate Circle, Suite 4000, Henderson, NV 89074-7722, Phone:  (702) 866-2500.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTCBB for the period from January 1, 2011 through December 31 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 – High	0.08	0.12	0.095	0.013
2011 – Low	0.031	0.04	0.0122	0.0037
2012 – High	0.015	0.054	0.046	0.009
2012 – Low	0.005	0.006	0.005	0.0032

Record Holders

As of December 31, 2012, an aggregate of 41,412,559 shares of our Common Stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	-	1,398
Current Liabilities	247,156	167,592
Working Capital (Deficit)	(247,156)	(166,194)

Cash Flows

	Year ended December 31, 2012 $	Year ended December 31, 2011 $
Cash Flows from (used in) Operating Activities	(46,568)	(65,480)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	45,170	66,878
Net Increase (decrease) in Cash during period	(1,398)	1,398

Operating Revenues

During the years ended December 31, 2012 and 2011, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2012 was $70,271 compared with $74,980 for the year ended December 31, 2011. The decrease in operating expenses was attributed to a reduction of professional fees of $4,850 due to lower legal fees as the Company had less SEC press releases and filings during the current year, decrease of consulting fees of $8,662 as the Company did not incur any consulting costs during the year.  The decreases were offset by an increase in management fees of $11,000 as the current year comprised a full 12 months of monthly management fees of $2,000 to the President and Director of the Company whereas the prior year only comprised a partial year.

Net loss for the year ended December 31, 2012 was $84,839 compared with $85,508 for the year ended December 31, 2011. In addition to operating losses, the Company incurred $14,568 of interest expense during the year ended December 31, 2012 compared to $10,528 for the year ended December 31, 2011 relating to notes payable to related parties which are unsecured, due interest at 10% per annum, and due on demand.   The increase is due to the fact that the Company incurred more notes payable during the current year.

Liquidity and Capital Resources

As at December 31, 2012, the Company’s cash balance and total assets were $nil compared to $1,398  as at December 31, 2011.  The decrease was due to financing to the fact that the Company had limited cash flow from financing activities and the cash flow were used to settle outstanding day-to-day obligations of the Company.

As at December 31, 2012, the Company had total liabilities of $247,156 compared with total liabilities of $167,592 as at December 31, 2011.  The increase in total liabilities was attributed to $9,775 of accounts payable and accrued liabilities for unpaid operating costs and accrued interest on the notes payable, $45,170 increase in notes payable for additional financing received during the year, and $24,670 increase in amounts owing to related parties for unpaid management fees and costs incurred on behalf of the company.

As at December 31, 2012, the Company had a working capital deficit of $247,156 compared with a working capital deficit of $166,194 as at December 31, 2011.  The increase in working capital deficit was attributed to the increase in day-to-day obligations incurred by the Company that were unsettled due to limited amounts of cash flow received from financing activities.

Cashflow from Operating Activities

During the year ended December 31, 2012, the Company used $46,568 of cash for operating activities compared to the use of $65,480 of cash for operating activities during the year ended December 31, 2011. The decrease in cash used for operating activities was due to limited cash flows as the Company had minimal cash financing during the year compared to the previous year.

Cashflow from Investing Activities

During the years ended December 31, 2012 and 2011, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2012, the Company received $45,170 of cash from financing activities from the issuance of notes payable compared to $66,878 for the year ended December 31, 2011, which is comprised of $50,000 from the issuance of common shares, $4,950 from related parties, and $11,928 from notes payable.

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

ITEM 8.

FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Financial Statements

For the Years Ended December 31, 2012 and December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rostock Ventures Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rostock Ventures Corp. (an exploration stage company) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinionon these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of theCompany's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RostockVentures Corp. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 15, 2013

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2012 $	December 31, 2011 $

ASSETS
Current assets

Cash	–	1,398

Total Assets	–	1,398

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	45,511	35,736
Due to related parties	34,569	9,950
Notes payable	20,500	–
Notes payable – related party	146,576	121,906

Total Liabilities	247,156	167,592

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 41,412,559 common shares
	41,412	41,412

Additional Paid-In Capital	114,914	111,037

Deficit accumulated during the exploration stage	(403,482)	(318,643)

Total Stockholders’ Deficit	(247,156)	(166,194)

Total Liabilities and Stockholders’ Deficit	–	1,398

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $	Accumulated from November 2, 2006 (Date of Inception) to December 31, 2012 (unaudited) $

Revenues	–	–	–

Operating Expenses
Consulting fees	–	8,662	8,662
Foreign exchange gain	–	–	(4,396)
General and administrative	9,671	10,292	128,098
Management fees	24,000	13,000	37,000
Mineral exploration costs	–	1,576	62,145
Professional fees	36,600	41,450	137,592

Total Operating Expenses	70,271	74,980	369,101

Loss Before Other Expense	(70,271)	(74,980)	(369,101)

Other Expense

Interest expense	(14,568)	(10,528)	(34,381)

Net Loss	(84,839)	(85,508)	(403,482)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,412,559	41,091,620

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $	Accumulated from November 2, 2006 (Date of Inception) to December 31, 2012 (unaudited) $

Operating Activities

Net loss	(84,839)	(85,508)	(403,482)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	–	22,025
Imputed interest	3,877	3,758	11,905

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	9,775	16,270	50,511
Due to related party	24,619	–	24,619

Net Cash Used In Operating Activities	(46,568)	(65,480)	(294,422)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	–	9,950	9,950
Repayment to related parties	–	(5,000)	(5,000)
Proceeds from note payable	24,670	11,928	146,576
Proceeds from note payable – related party	20,500	–	20,500
Proceeds from issuance of shares	–	50,000	144,421

Net Cash Provided By Financing Activities	45,170	66,878	316,447

Increase (Decrease) in Cash	(1,398)	1,398	–

Cash – Beginning of Period	1,398	–	–

Cash – End of Period	–	1,398	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

From November 2, 2006 (Date of Inception) to December 31, 2012

	Common Stock		Additional	Subscriptions	Accumulated
	Shares	Par Value	Paid-In Capital	Received	Deficit	Total
	#	$	$	$	$	$

Balance – November 6, 2006 (date of inception)	–	–	–		–	–

Issuance of founders shares	28,000,000	28,000	12,000		–	40,000

Cash received for stock subscribed	–	–	–	50,687	–	50,687

Net loss for the period	–	–	–		(8,499)	(8,499)

Balance – December 31, 2006	28,000,000	28,000	12,000	50,687	(8,499)	82,188

Shares issued for cash	12,698,273	12,698	41,723	(50,687)	–	3,734

Net loss for the year	–	–	–	–	(54,673)	(54,673)

Balance – December 31, 2007	40,698,273	40,698	53,723	–	(63,172)	31,249

Net loss for the year	–	–	–	–	(51,696)	(51,696)

Balance – December 31, 2008	40,698,273	40,698	53,723	–	(114,868)	(20,447)

Imputed interest	–	–	1,811	–	–	1,811

Net loss for the year	–	–	–	–	(52,399)	(52,399)

Balance – December 31, 2009	40,698,273	40,698	55,534	–	(167,267)	(71,035)

Imputed interest	–	–	2,459	–	–	2,459

Net loss for the year	–	–	–	–	(65,868)	(65,868)

Balance – December 31, 2010	40,698,273	40,698	57,993	–	(233,135)	(134,444)

Shares issued for cash	714,286	714	49,286	–	–	50,000

Imputed interest	–	–	3,758	–	–	3,758

Net loss for the year	–	–	–	–	(85,508)	(85,508)

Balance – December 31, 2011	41,412,559	41,412	111,037	–	(318,643)	(166,194)

Imputed interest	–	–	3,877	–	–	3,877

Net loss for the year	–	–	–	–	(84,839)	(84,839)

Balance – December 31, 2012	41,412,559	41,412	114,914	–	(403,482)	(247,156)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2012, the Company has not earned revenue, has a working capital deficit of $247,156, and an accumulated deficit of $403,482. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2012 and 2011, there were no cash equivalents.

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

g)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency TranslationMatters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company has no items representing comprehensive income or loss.

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2012 and 2011, the Company did not grant any stock options.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

m)

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114., Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU 2011- 05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and items reclassified to the statement of operations are required to be presented separately on the face of the financial statements. This standard is effective for fiscal years beginning after December 15, 2011. This standard is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

2.

Summary of Significant Accounting Policies (continued)

m)

Recent Accounting Pronouncements (continued)

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

3.

Notes Payable

a)

As at December 31, 2012, the Company owes $111,445 (2011 - $86,775) of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at December 31, 2012, accrued interest of $20,559 (2011 - $11,784) has been recorded in accrued liabilities.

b)

As at December 31, 2012, the Company owes $35,131 (2011 - $35,131) of notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.  As at December 31, 2012, the Company has recorded imputed interest, calculated at 10% per annum, of $11,905 (2011 - $8,028) which is recorded as additional paid-in capital.

c)

On November 26, 2012, the Company entered into a loan agreement with a non-related party for proceeds of $20,500. The amount owing is unsecured, due interest at 10% per annum, and due on demand. As at December 31, 2012, accrued interest of $1,915 (2011 - $nil) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at December 31, 2012, the Company owed $34,569 (2011 - $9,950) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

During the year ended December 31, 2012, the Company incurred $24,000 (2011 - $13,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

5.

Income Taxes

The Company has $397,007 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2012, the Company had no uncertain tax positions.

	December 31, 2012 $	December 31, 2011 $

Net loss before taxes	84,839	85,508
Statutory rate	34%	34%

Computed expected tax recovery	28,845	29,073
Change in valuation allowance	(28,845)	(29,073)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2012 and 2011, after applying enacted corporate income tax rates, are as follows:

	2012 $	2011 $

Net operating losses carried forward	137,184	108,339
Valuation allowance	(137,184)	(108,339)

Net deferred tax asset	–	–

6.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2012 with the exception of the following:

a)

On February 4, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $9,975. The amount owing is unsecured, due interest at 10% per annum, and due on demand. The loan agreement was terminated on February 13, 2013.

b)

On February 4, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $7,500. The amount owing is unsecured, due interest at 10% per annum, and due on demand.

c)

On February 13, 2013, the Company entered into a loan agreement with a shareholder of the Company for proceeds of $10,095.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Gregory Rotelli	53	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	May 10, 2011	Independence Energy Corp.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders and until his/her respective successor is elected and qualified, or until he/she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

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

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief ExecutiveOfficer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Rotelli – President, CEO, CFO, Secretary, Treasurer, and Director (1)	2011	13,000	Nil	Nil	Nil	Nil	Nil	Nil	13,000
	2012	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000
Luis Carrillo – Former President, CEO, CFO, Secretary, Treasurer and Director (2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Mr. Rotelli was appointed as theCompany’s Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on May 10, 2011. During the year ended December 31, 2012, Gregory Rotelli accrued $24,000 (2011 - $13,000) in management fees.  However, as of the date of this Report, Mr. Rotelli has only received $10,000 in management fees and $27,000 remains owing to Mr. Rotelli from the Company.

(2)

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

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2012.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 10, 2013, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Gregory Rotelli (3) 2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722	Common	0	0.00%
All Officers and Directors as a Group (1)	Common	0	0.00%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 41,412,559 issued and outstanding shares of our Common Stock as of April 10, 2013.

(3)

Gregory Rotelli, our sole officer and director, does not own any shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

As at December 31, 2012, the Company owes $34,569 (2011 - $9,950) to the Company’s President and CEO for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2012, the Company incurred $24,000 (2011 - $13,000) of management fees to the President and Director of the Company.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Gregory Rotelli is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$11,600	$11,000
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$11,600	$11,000

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $11,600in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $11,000in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $niland $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $niland $nil, respectively.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 claims	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreementbetween the Company and Marino Specognadated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note between the Company and Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.04	Subscription Agreement between the Company and EnavestInternacional S.A. dated May 20, 2011	Filed with the SEC on June 15, 2011 as part of our Annual Report on Form 8-K.
10.05	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed with the SEC on September 12, 2012 as part of our Quarterly Report on Form 10-Q.
10.08	Promissory Note with Pop Holdings Ltd. dated November 16, 2012	Filed with the SEC on November 19, 2012 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note with Robert Seeley dated February 4, 2013	Filed herewith.
10.10	Promissory Note with Pop Holdings Ltd. dated February 13, 2013	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated: April 15, 2013

/s/ Gregory Rotelli

By: Gregory Rotelli

Its: President, CEO, CFO, Secretary, and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 15, 2013

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