Form 10-Q
period 2013-03-31
ROSTOCK VENTURES CORP
filed 2013-05-20
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

For the Period Ended March 31, 2013 (unaudited) and December 31, 2012

Balance Sheets (unaudited)	4

Statements of Operations (unaudited)	5

Statements of Cash Flows (unaudited)	6

Notes to the Financial Statements (unaudited)	7

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

(unaudited)

	March 31, 2013 $	December 31, 2012 $

ASSETS

Current assets

Cash	–	–

Total Assets	–	–

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	53,505	45,512
Due to related parties	39,069	34,569
Notes payable	20,500	20,500
Notes payable – related party	156,670	146,575

Total Liabilities	269,744	247,156

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 41,412,559 common shares
	41,412	41,412

Additional Paid-In Capital	115,780	114,914

Deficit accumulated during the exploration stage	(426,936)	(403,482)

Total Stockholders’ Deficit	(269,744)	(247,156)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from November 2, 2006 (Date of Inception) to March 31, 2013 $
	March 31, 2013 $	March 31, 2012 $

Revenues		–	–

Operating Expenses
Consulting fees	–	–	8,662
Foreign exchange gain	–	–	(4,396)
General and administrative	4,645	1,400	132,743
Management fees	6,000	6,000	43,000
Mineral exploration costs	–	–	62,145
Professional fees	9,000	12,000	146,592

Total Operating Expenses	19,645	19,400	388,746

Loss Before Other Expense	(19,645)	(19,400)	(388,746)

Other Expense

Interest expense	(3,809)	(2,772)	(38,190)

Net Loss	(23,454)	(22,172)	(426,936)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,412,559	41,412,559

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2013 $	For the Three Months Ended March 31, 2012 $	Accumulated from November 2, 2006 (Date of Inception) to March 31, 2013 $

Operating Activities

Net loss	(23,454)	(22,172)	(426,936)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral exploration costs	–	–	22,025
Imputed interest	866	998	12,771

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	7,993	1,776	58,504
Due to related party	4,500	6,000	29,119

Net Cash Used In Operating Activities	(10,095)	(13,398)	(304,517)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	–	–	9,950
Repayment to related parties	–	–	(5,000)
Proceeds from note payable	–	–	20,500
Proceeds from note payable – related party	10,095	12,020	156,671
Proceeds from issuance of shares	–	–	144,421

Net Cash Provided By Financing Activities	10,095	12,020	326,542

Increase (Decrease) in Cash	–	(1,378)	–

Cash – Beginning of Period	–	1,398	–

Cash – End of Period	–	20	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2013, the Company has not earned revenue, has a working capital deficit of $269,744, and an accumulated deficit of $426,936. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2013 and December 31, 2012, there were no cash equivalents.

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and December 31, 2012, the Company has no items representing comprehensive income or loss.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2012 and March 31, 2013, the Company did not grant any stock options.

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

3.

Notes Payable

a)

As at March 31, 2013, the Company owes $121,539 (December 31, 2012 - $111,444) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at March 31, 2013, accrued interest of $22,996 (December 31, 2012 - $20,559) has been recorded in accrued liabilities.

b)

As at March 31, 2013, the Company owes $35,131 (December 31, 2012 - $35,131) of notes payable to shareholders of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As at March 31, 2013, the Company has recorded imputed interest, calculated at 10% per annum, of $12,771 (March 31, 2012 - $9,026) which is recorded as additional paid-in capital.

c)

As at March 31, 2013, the Company owes $20,500 (December 31, 2012 - $20,500) of note payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, and due on demand. As at March 31, 2013, accrued interest of $2,420 (December 31, 2012 - $1,915) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at March 31, 2013, the Company owed $39,069 (December 31, 2012 - $34,569) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

During the period ended March 31, 2013, the Company incurred $6,000 (2012 - $6,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

5.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2013 with the exception of the following:

On April 12, 2013, the Company entered into a promissory note agreement with a company controlled by a director of the Company for $9,605.  Under the terms of the promissory note, the amounts is unsecured, due interest at 10% per annum, and is due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	269,744	247,156
Working Capital (Deficit)	(269,744)	(247,156)

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2013 $	March 31, 2012 $
Cash Flows from (used in) Operating Activities	(10,095)	(13,398)
Cash Flows from (used in) Financing Activities	10,095	12,020
Net Increase (decrease) in Cash During Period	-	(1,378)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2013 were $19,645 compared with $19,400 for the three months ended March 31, 2012. Overall operations were consistent with prior period, as the Company saw an increase in general and administrative costs of $3,245 offset by a decrease in professional fees of $3,000.

Net loss for the three months ended March 31, 2013 was $23,454 compared with $22,172 for the three months ended March 31, 2012.  In addition to operating expenses, the Company incurred $3,809 of interest expense during the three months ended March 31, 2013 compared with $2,772 for the three months ended March 31, 2012.  The increase in interest expense is due to the recognition of a full three month period on all outstanding debt during the current period, and the fact that the notes payable increased by $10,095 during the current quarter.

Liquidity and Capital Resources

As at March 31, 2013 and December 31, 2012, the Company’s cash and total asset balance was $nil

As at March 31, 2013, the Company had total liabilities of $269,744 compared with total liabilities of $247,156 as at December 31, 2012. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $7,993 due to timing differences between the payment terms of various operating expenditures, $4,500 for amounts owing to related parties for unpaid management fees, and $10,095 of additional notes payable that were issued during the period.

As at March 31, 2013, the Company had a working capital deficit of $269,744 compared with $247,156 as at December 31, 2012.  The increase in working capital deficit was attributed to the expenditures incurred in excess of the proceeds received from equity financing during the period.

Cashflow from Operating Activities

During the three months ended March 31, 2013, the Company used $10,095 of cash for operating activities compared to the use of $13,398 of cash for operating activities during the three months ended March 31, 2012. The change in net cash used in operating activities is attributed to the fact that the Company received $10,095 from the issuance of notes payable which was used for operating activities during the period.

Cashflow from Financing Activities

During the three months ended March 31, 2013, the Company received proceeds of $10,095 from financing activities compared to $12,020 during the three months ended March 31, 2012.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 claims	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreementbetween the Company and Marino Specognadated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note between the Company and Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.04	Subscription Agreement between the Company and EnavestInternacional S.A. dated May 20, 2011	Filed with the SEC on June 15, 2011 as part of our Annual Report on Form 8-K.
10.05	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed with the SEC on September 12, 2012 as part of our Quarterly Report on Form 10-Q.
10.08	Promissory Note with Pop Holdings Ltd. dated November 16, 2012	Filed with the SEC on November 19, 2012 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note with Robert Seeley dated February 4, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.10	Promissory Note with Pop Holdings Ltd. dated February 13, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Promissory Note with Pop Holdings Ltd. dated May 7, 2013	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ROSTOCK VENTURES CORP.

Dated: May 20, 2013	/s/ Gregory Rotelli
By: GREGORY ROTELLI
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 20, 2013	/s/ Gregory Rotelli
By: GREGORY ROTELLI Its: Director