Form 10-Q
period 2013-06-30
ROSTOCK VENTURES CORP
filed 2013-08-12
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

      . Yes    X .    No

As of August 8, 2013, there were 41,412,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Financial Statements

For the Period Ended June 30, 2013 (unaudited) and December 31, 2012

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

	June 30, 2013 $	December 31, 2012 $
	(unaudited)
ASSETS

Current assets

Cash	–	–

Total Assets	–	–

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	52,569	45,512
Due to related parties	45,069	34,569
Notes payable	20,500	20,500
Notes payable – related party	169,375	146,575

Total Liabilities	287,513	247,156

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 41,412,559 common shares	41,412	41,412

Additional Paid-In Capital	116,656	114,914

Deficit accumulated during the exploration stage	(445,581)	(403,482)

Total Stockholders’ Deficit	(287,513)	(247,156)

Total Liabilities and Stockholders’ Deficit	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

(unaudited)

	Three months ended June 30, 2013 $	Three months ended June 30, 2012 $	Six months ended June 30, 2013 $	Six months ended June 30, 2012 $	Accumulated from November 2, 2006 (Date of Inception) to June 30, 2013 $

Revenues	–	–	–	–	–

Operating Expenses
Consulting fees	–	–	–	–	8,662
Foreign exchange gain	–	–	–	–	(4,396)
General and administrative	791	591	5,436	1,991	133,534
Management fees	6,000	6,000	12,000	12,000	49,000
Mineral exploration costs	–	–	–	–	62,145
Professional fees	7,600	15,250	16,600	27,250	154,192

Total Operating Expenses	14,391	21,841	34,036	41,241	403,137

Loss Before Other Expense	(14,391)	(21,841)	(34,036)	(41,241)	(403,137)

Other Expense

Interest expense	(4,254)	(3,253)	(8,063)	(6,025)	(42,444)

Net Loss	(18,645)	(25,904)	(42,099)	(47,266)	(445,581)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	41,412,559	41,412,559	41,412,559	41,412,559

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2013 $	Six months ended June 30, 2012 $	Accumulated from November 2, 2006 (Date of Inception) to June 30, 2013 $

Operating Activities

Net loss	(42,099)	(47,266)	(445,581)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral exploration costs	–	–	22,025
Imputed interest	1,742	1,995	13,647

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,057	9,853	57,568
Due to related party	10,500	9,000	35,119

Net Cash Used In Operating Activities	(22,800)	(26,418)	(317,222)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	–	–	9,950
Repayment to related parties	–	–	(5,000)
Proceeds from note payable	–	–	20,500
Proceeds from note payable – related party	22,800	25,020	169,376
Proceeds from issuance of shares	–	–	144,421

Net Cash Provided By Financing Activities	22,800	25,020	339,247

Increase (Decrease) in Cash	–	(1,398)	–

Cash – Beginning of Period	–	1,398	–

Cash – End of Period	–	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2013, the Company has not earned revenue, has a working capital deficit of $287,513, and an accumulated deficit of $445,581. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2013 and December 31, 2012, there were no cash equivalents.

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2013 and December 31, 2012, the Company has no items representing comprehensive income or loss.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at June 30, 2013 and December 31, 2012, the Company did not grant any stock options.

m)

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

n)

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

3.

Notes Payable

a)

As at June 30, 2013, the Company owes $134,244 (December 31, 2012 - $111,444) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at June 30, 2013, accrued interest of $25,863 (December 31, 2012 - $20,559) has been recorded in accrued liabilities.

b)

As at June 30, 2013, the Company owes $35,131 (December 31, 2012 - $35,131) of notes payable to shareholders of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As at June 30, 2013, the Company has recorded imputed interest, calculated at 10% per annum, of $13,648 (December 31, 2012 - $10,023), which is recorded as additional paid-in capital.

c)

As at June 30, 2013, the Company owes $20,500 (December 31, 2012 - $20,500) of note payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, and due on demand. As at June 30, 2013, accrued interest of $2,931 (December 31, 2012 - $1,915) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at June 30, 2013, the Company owed $45,069 (December 31, 2012 - $34,569) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

During the period ended June 30, 2013, the Company incurred $12,000 (2012 - $12,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

5.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2013 with the exception of the following:

On July 26, 2013, the Company entered into a promissory note agreement with a non-related party for $20,000.  Under the terms of the promissory note, the amounts is unsecured, due interest at 10% per annum, and is due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	-	-
Current Liabilities	287,513	247,156
Working Capital (Deficit)	(287,513)	(247,156)

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2013 $	June 30, 2012 $
Cash Flows from (used in) Operating Activities	(22,800)	(26,418)
Cash Flows from (used in) Financing Activities	22,800	25,020
Net Increase (decrease) in Cash During Period	-	(1,398)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2013 were $14,391 compared with $21,841 for the three months ended June 30, 2012.  The decrease in operating expenses was attributed to a $7,650 decline in professional fees as the Company required less legal services as compared to prior year.

Operating expenses for the six months ended June 30, 2013 was $34,036 compared with $41,241 for the six months ended June 30, 2012.  The decrease in operating expenses was attributed to a $10,650 decrease in professional fees as the Company required less legal services compared to prior year, and was offset by an increase in general and administrative expenses of $3,445.

Net loss for the six months ended June 30, 2013 was $42,099 compared with $47,266 for the six months ended June 30, 2012.  In addition to operating expenses, the Company incurred $8,063 of interest expense during the six months ended June 30, 2013 compared with $6,025 for the six months ended June 30, 2012.  The increase in interest expense is due to the recognition of a full six month period on all outstanding debt during the current period, and the fact that the notes payable increased as compared to the same period in the prior year.

Liquidity and Capital Resources

As at June 30, 2013 and December 31, 2012, the Company’s cash and total asset balance was $nil.

As at June 30, 2013, the Company had total liabilities of $287,513 compared with total liabilities of $247,156 as at December 31, 2012. The increase in total liabilities was attributed to increases in accounts payable and accrued liabilities of $7,057 due to timing differences between the payment terms of various operating expenditures, $10,500 for amounts owing to related parties for unpaid management fees and expenses, and $22,800 of additional notes payable that were issued during the period.

As at June 30, 2013, the Company had a working capital deficit of $287,513 compared with $247,156 as at December 31, 2012.  The increase in working capital deficit was attributed to the expenditures incurred in excess of the proceeds received from equity financing during the period.

Cashflow from Operating Activities

During the six months ended June 30, 2013, the Company used $22,800 of cash for operating activities compared to the use of $26,418 of cash for operating activities during the six months ended June 30, 2012. The change in net cash used in operating activities is attributed to the fact that the Company received $22,800 from the issuance of notes payable which was used for operating activities during the period.

Cashflow from Financing Activities

During the six months ended June 30, 2013, the Company received proceeds of $22,800 from financing activities compared to $25,020 during the six months ended June 30, 2012.  The proceeds were received from the issuance of related party notes payable, which are unsecured, bears interest at 10% per annum, and is due on demand.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 claims	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreementbetween the Company and Marino Specognadated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note between the Company and Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.04	Subscription Agreement between the Company and EnavestInternacional S.A. dated May 20, 2011	Filed with the SEC on June 15, 2011 as part of our Annual Report on Form 8-K.
10.05	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed with the SEC on September 12, 2012 as part of our Quarterly Report on Form 10-Q.
10.08	Promissory Note with Pop Holdings Ltd. dated November 16, 2012	Filed with the SEC on November 19, 2012 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note with Robert Seeley dated February 4, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.

10.10	Promissory Note with Pop Holdings Ltd. dated February 13, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Promissory Note with Pop Holdings Ltd. dated May 7, 2013	Filed with the SEC on May 20, 2013 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note with Pop Holdings Ltd. dated May 29, 2013	Filed herewith.
10.13	Promissory Note with Aspir Corporation dated August 2, 2013	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ROSTOCK VENTURES CORP.
Dated: August 12, 2013	/s/ Gregory Rotelli
By: GREGORY ROTELLI
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 12, 2013	/s/ Gregory Rotelli
By: GREGORY ROTELLI Its: Director