Form 10-K
period 2013-12-31
ROSTOCK VENTURES CORP
filed 2014-04-04
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $137,321.44 based upon the price ($0.0033) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ROSV.”

As of April 2, 2014, there were 45,612,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

•

Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

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

PART I

ITEM 1.

BUSINESS

Corporate History

We were incorporated on November 2, 2006, under the laws of the State of Nevada. The original business plan of the Company was to engage in the acquisition and exploration of mineral properties.  We are currently an exploration stage company.  We have since changed our business focus to the operation of a technology platform designed to connect consumers with cannabis vendors.

On March 12, 2014, the Company entered into that certain Patent, Technical Information and Trade Mark License Agreement (the “License Agreement”) with Windward International LLC (“Windward”) pursuant to which the Company acquired an exclusive license to use certain patents, technical information and trademarks for a term of 500 years (the “Term”), in exchange for four million (4,000,000) shares of the Company’s Common Stock and a two percent (2%) royalty on all net sales derived from the use of the patents, technical information and trademark.  A true and correct copy of the Agreement is attached hereto as Exhibit 10.17 and is incorporated herein by reference.

Under the License Agreement, the Company acquired an exclusive license to make, use, sell and offer for sale Licensed Products (as that term is defined therein) during the Term.  The Licensed Products include the domain names www.iWeeds.com, and www.iWeedz.com, the platform that powers iWeedz.com, the Apple Developer license, Google Play license, iWeedz trademark, self-serve ad platform and augmented reality platform.  Further, the Company acquired an exclusive license to use the Technical Information (as that term is defined therein) during the Term to make Licensed Products. The Technical Information includes any and all unpublished research and development information, the formulation of proprietary products, method, unpatented inventions, know-how, trade secrets, and technical data in the possession of Windward at the Effective Date of the License Agreement, or generated or developed at any time prior to the termination or expiration of the License Agreement.

Our Business

We operate iWeedz.com (“iWeedz”), a technology platform that we acquired from Windward pursuant to the License Agreement to connect consumers with cannabis vendors and promote local marijuana commerce.  We will operate our technology platform through our website located at www.iWeedz.com and through our mobile application for Apple iOS and Android operating systems.  We will strive for simplicity and ease of use in our iWeedz website and mobile application, which we believe will set us apart from our competition.  As of the date of this Report, our website is not fully functional and our application for Apple iOS and Android operating systems has not been released.

iWeedz will provide a simple and quick process for consumers to find the right cannabis products to meet their needs.  Consumers who wish to use iWeedz must first create an account with iWeedz.  Membership for consumers is free.  Once an account is created, the member will be able to use iWeedz to locate local cannabis dispensaries to shop for cannabis products and to communicate with the dispensaries. As the member uses the iWeedz website and application, the iWeedz technology will gather specific information about the member by tracking accessed content, 'liked' items, purchased items and the member’s profile.  iWeedz will then use this information to match the member with the right cannabis vendor or to find deals that may be of interest to the member.

Members who are smart phone users will be able to take advantage of iWeedz’s mobile application which will automatically register a member’s geographic location and utilize proximity advertising to notify a member of real-time offers, coupons and discounts from vendors within the member’s vicinity.  Members will be able to easily redeem offers that they receive from local vendors by displaying mobile coupons from the iWeedz application at the point of purchase.  Unlike other popular internet advertising sites such as Groupon or Living Social, iWeedz customers will be able to redeem coupons without having to pay for them before making a purchase.

Figure 1 (above) - iWeedz.com Website – Customer Page - Find a Dispensary

iWeedz
a Budding Opportunity
16 Campaigns
15
4 Ads
4
Welcome
John
Last login Jan 27, 12:49pm
Locations
Campaigns
Favorites
Statistics
Search:
new york
Map
Satellite
VIEWS
Harrison St
Greenwich St
Hudson St
W Broadway
White St
6th Ave
Jay St
Franklin Pl
Franklin St
Duane St
Leonard St
Broadway
Chambers St
Reade St
Church St
Thomas St
Warren St
© 2014 Google
Terms of Use
Report a problem
Location Name:
Save
Map data ©2014 Google, Sanborn Imagery ©2014 , Bluesky, DigitalGlobe, Sanborn, USDA Farm Service Agency
50 m
Terms of Use
Report a map error

Figure 2 (above) - iWeedz.com Website – Customer Page – Find Directions

Figure 3 (above) - iWeedz.com Mobile Application – Customer Page – Find a Location

iWeedz for cannabis vendors will provide a cloud based solution to manage their inventory, post daily deals, attract new customers with proximity marketing via mobile phones, and engage with customers via e-mail and text messaging. With iWeedz, vendors will also be able to deploy a targeted marketing campaign to attract iWeedz members and build their customer base.  For example, vendors could target local iWeedz customers by utilizing proximity advertising to offer real-time discounts on their products to iWeedz members who agree to provide their e-mail addresses and/or phone numbers. When these iWeedz members redeem the discount and make a purchase, the vendor can market future discounts and deals to the customer via sms (text messaging) or e-mail.  A cannabis vendor will also be required to create an account to become a member.  Membership for a vendor is free if the vendor only wishes to be listed as a dispensary on the website and application.  However, if the member wants to be able to offer promotions and discounts or to interact with member consumers, they will be required to pay a monthly service fee, the amount of which has yet to be determined.  We believe that our proximity marketing will attract a wide audience of consumers who are actively seeking and redeeming marijuana coupons. We further believe that the self-serve coupon feature will appeal to other cannabis vendors looking to reach local customers.

iWeedz will generate revenue by charging member cannabis vendors a monthly fee and by selling banner space on its website and application to these vendors.  The banners will be viewable by iWeedz consumer members who are within the vendor’s geographic location and who indicate an interest in the vendor or its products, based on the member’s profile or specific user information gathered by the iWeedz technology.  We believe iWeedz’s targeted market intelligence will allow us to charge a premium for ad space.  As of the date of this Report, we have not yet determined the cost to our vendors for banner space.

Figure 4 - iWeedz.com Website - Vendor Page – Publish an Advertisement

Target Market

Our target market includes both businesses and consumers in the local marijuana industry.  iWeedz is intended for all types of cannabis consumers including those new to cannabis, medical marijuana patients, or recreational consumers, if recreational use is legally permitted in the consumer’s state of residence.  iWeedz also targets both medicinal and recreational dispensaries, depending on whether the specific geographical location legally permits recreational marijuana use.

Our target market further includes consumers who are frequent users of the internet, mobile phones and other mobile devices to locate retailers, conduct online research and act on promotions such as daily deals, coupons or discounts.

Industry

According to eMarketer, a provider of digital marketing and media research, worldwide business-to-consumer ecommerce sales will increase by 20.1% in 2014 to reach $1.500 trillion1. Growth will come primarily from the rapidly expanding online and mobile user bases in emerging markets, increases in mcommerce (mobile commerce) sales, and advancing shipping and payment options.  This growth can, in part, be attributed to the proliferation of mobile smartphones and other devices.

According to CCS Insight, a provider of market information, analysis and intelligence, over 6.6 billion mobile phones will be in use by the end of 2017.2 Two-thirds of them will be smartphones, up from less than 25 percent in 2012.3 The mobile and media analyst firm expects 1.86 billion mobile phones to be shipped in 2013, of which 53 percent will be smartphones.4  At the same time, sales of tablets are rising at a staggering rate.  Altogether, global shipments of smart mobile devices (smartphones and tablets) will increase 2.5 times between 2012 and 2017, to reach 2.1 billion units.5 CCS Insight predicts that by 2017 the combined number of mobile phones and tablets in use will exceed the world's population.6

1 “Global B2C Ecommerce Sales to Hit $1.5 Trillion This Year Driven by Growth in Emerging Markets.”  eMarketer:  February 3, 2014.  Obtained at http://www.emarketer.com/Article/Global-B2C-Ecommerce-Sales-Hit-15-Trillion-This-Year-Driven-by-Growth-Emerging-Markets/1010575, March 2014.

2 “Mobile Phone Sales Will Hit 1.86 Billion in 2013 as Strong Smartphone Growth Continues.”  CCS Insight:  June 10, 2013.  Obtained at http://www.ccsinsight.com/press/company-news/1655-mobile-phone-sales-will-hit-186-billion-in-2013-as-strong-smartphone-growth-continues, March 2014.

3 Ibid.

4 Ibid.

5 Ibid.

6 Ibid.

According to an October 21, 2013 article from eMarketer, mobile devices played a significant part in digital couponing in 2013—more than 28% of people who own a mobile device redeemed a coupon in 2013. Nearly 70% of mobile coupon users will access coupons via their smartphones. eMarketer expects one-third of all smartphone users ages 18 and older, or 42.1 million people, to use a coupon obtained via app, mobile internet, mobile barcode or SMS (text messaging) in 2013. The U.S. adult smartphone coupon user base is up 40.9% in 2013, following 60.6% growth in 2012. New smartphone users, as well as the growing popularity of new mobile apps, local deals, and the integration of couponing into social networks will help fuel increases.1

We believe that the adoption of location-based technologies will further contribute to this growth.  Location-based services provide location-specific services to users whose location is ascertained through GPS or wireless networks. The market for location-based services already stands at $2.9 billion, and is expected to rise to $8.3 billion by 2014, according to market research firm Gartner.2  Market research firm ABI is even more bullish on the sector: it predicts that location-based services will generate $14 billion in 2014.3

Finally, the retail marijuana market in the U.S. is estimated at approximately $30 billion, according to a cover story in the financial publication “Barron’s” (Barron’s cover story June 3rd 20134). Currently 21 states and the District of Columbia have legalized marijuana for medicinal use, with Colorado and Washington also approving recreational use.  It is predicted that other states will soon follow these trends towards legalizing marijuana for medicinal use and recreational use.

Plan of Operation

On February 11, 2014, we soft launched our website.  As of the date of this Report, our website is not fully functional and we are working to further develop the site.  Our mobile application for Apple iOS and Android operating systems have been developed and are expected to be released in our second fiscal quarter.

To increase brand awareness and draw traffic to our website and mobile application, the Company will utilize the techniques described herein under the section entitled “Marketing and Advertising.”  The Company will also hire an outside marketing firm to gain greater exposure to marijuana dispensaries, deepen our relationships with existing member vendors and attract new dispensaries.

The Company will strive to achieve the following objectives:

•

Attract consumers in local marijuana markets;

•

Grow its base of consumers and vendors;

•

Build the brand into a household name;

•

Establish itself as a trusted resource for consumers and vendors;

•

Invest in research and development to improve the features, functionality and technology of our iWeedz platform;

•

Improve our market intelligence to further customize deals, offers and discounts on cannabis products to meet the needs of our member consumers; and

•

Expand our business nationally.

Marketing and Advertising

The Company will utilize a variety of marketing and advertising techniques to create a local, community-focused platform for cannabis businesses and consumers, and to raise awareness of the iWeedz brand.  These techniques include online methods, traditional methods, and word-of-mouth advertising.  The Company will also engage a marketing firm to create and develop strong relationships with marijuana dispensaries.

1 “Majority of US Internet Users Will Redeem Digital Coupons in 2013.”  eMarketer:  October 21, 2013.  Obtained at http://www.emarketer.com/Article/Majority-of-US-Internet-Users-Will-Redeem-Digital-Coupons-2013/1010313, March 2014

2 “Apple, Google Collect User Data.” The Wall Street Journal: April, 22, 2011.  Obtained at http://online.wsj.com/article/SB10001424052748703983704576277101723453610.html, March 2014

3 “Why Social Media Should Welcome Location-Based Services.” Businessweek: September 7, 2009. Obtained at http://www.businessweek.com/technology/content/sep2009/tc20090927_138649.htm, March 2014.

4 “Should Pot Be Legal?”  Barron’s:  June 3, 2013.  Obtained at http://online.barrons.com/article/SB50001424052748704509304578511261557343002.html#articleTabs_article%3D1, March 2014.

Online methods

•

Website:  The Company will use search engine optimization to draw traffic to its website.

•

Viral marketing:  Viral marketing efforts will include cross-marketing with other websites, publishing videos on video platforms such as YouTube, and establishing a presence and posting regularly on social networking sites, including Facebook, Twitter and Google+.

•

Proximity marketing:  Proximity marketing is the localized wireless distribution of advertising content associated with a particular place.  Proximity marketing provides a new path for retailers to reach their target consumers by capitalizing on the activities that consumers are already involved in.  Proximity marketing provides a high level of interactivity between the consumer and the specific location market retailer.

•

Internet advertising:  The Company will use a combination of Internet advertising, including cost-per-click, Google AdWords, tags, and banner ads as appropriate.  This multi-pronged effort will help generate interest in the Company from the online community and general public.

Traditional methods

•

Public relations:  The Company intends to build a strong public relations campaign via appropriate media outlets.  Public relations efforts will include advertising, community support and approval, customer relations, print articles, press releases, and events.

•

Television advertising:  The Company recognizes that television advertising is still an effective means of reaching a large target population.  For this reason the Company will advertise on cable channels or area affiliates of major networks such as CBS, NBC, ABC, and Fox.

Word of Mouth

•

The Company is committed to offering a superior online experience in order to generate a solid and positive reputation within the marijuana industry. It is our goal for iWeedz’s users to recommend the Company’s services to their friends, family members, and professional peers. Through this simple marketing tactic, it is our hope that iWeedz will become recognized as the industry’s online marketplace leader.

Competition

Our primary competitors are WeedMaps and Leafly, who also compete with each other to be the most popular website and application for consumers seeking medical and recreational marijuana.  WeedMaps is an online website and mobile application where marijuana consumers connect with other marijuana consumers in their geographic region to locate, discuss and review local cannabis co-operatives, dispensaries, medical doctors and delivery services.  Leafly is an online website and mobile application resource that allows users to rate and review different strains of cannabis and cannabis dispensaries. Leafly helps patients determine which cannabis strain is appropriate for their particular symptoms and then directs the patients to dispensaries. Both WeedMaps and Leafly allow users to search for dispensaries and strain availability, but are branded very differently, receive search engine optimization (organic search) traffic from different keywords, and have slightly different visitor demographics. WeedMaps focuses primarily on dispensary locations, while Leafly focuses more on the strains available at dispensaries.  Both companies generate revenue by charging dispensaries to upload information about their shops and strain offerings.

We also face significant competition from retailers, deal-based websites, cash back and loyalty websites, search engines, social networks, and comparison shopping websites.  Some of these competitors include Groupon, Living Social, Citysearch, Yelp and Google, which offer daily deals from local retailers and/or provide information, reviews and guides in certain geographic areas for various industries, including the marijuana industry.

Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as superior name recognition, substantially greater financial, technical and other resources and longer operating histories in relevant geographies.   We believe that we will be able to compete on the basis of our simple and easy to use website and mobile application and our centered attention on the local marijuana industry.  We hope that by focusing solely on marijuana, we will be able to become a trusted name for consumers and businesses in the marijuana industry.  Further, we will build upon our following strengths:

•

Free membership for consumers

•

Social media incorporation

•

Complex technology made simple

•

Integration with mobile application

•

Extensive, categorical searchability

•

Sleek, user-friendly site design

•

Focus on local, individual communities

Intellectual Property

The Company acquired an exclusive license to use certain patents, technical information and trademarks for a term of 500 years, pursuant to that certain Patent, Technical Information and Trade Mark License Agreement (the “License Agreement”) with Windward International LLC (“Windward”) dated March 12, 2014.

Government Regulations

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. In addition, it is possible that government entities or public interest groups may seek to censor content available on our website and application or may even attempt to completely block our emails or access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in certain locations, our ability to increase our customer base may be adversely affected.  Currently, we believe we are in compliance with such government regulations and laws.

Additionally, a variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We intend to post privacy policies and practices concerning the collection, use and disclosure of member data on our website and application. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of consumer members or vendors and adversely affect our business. Federal and state governmental authorities also continue to evaluate the privacy implications inherent in the use of third party web “cookies” for behavioral advertising. The regulation of these “cookies” and other current online advertising practices could adversely affect our business.

Employees

Other than our sole officer and director, we have no significant employees.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTCBB for the period from January 1, 2012 through December 31, 2013 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 – High	0.01	0.01	0.03	0.03
2013 – Low	0.00	0.00	0.00	0.01
2012 – High	0.01	0.05	0.04	0.01
2012 – Low	0.01	0.01	0.01	0.00

Record Holders

As of December 31, 2013, an aggregate of 41,412,559 shares of our Common Stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On March 6, 2014, the Company issued two hundred thousand (200,000) restricted shares of the Company’s Common Stock to Todd Ellison, pursuant to that certain Advisory Board Agreement (the “AB Agreement”) dated February 12, 2014.  A true and correct copy of the AB Agreement is attached hereto as Exhibit 10.16 and is incorporated herein by reference.

On March 14, 2014, the Company issued four million (4,000,000) restricted shares of the Company’s Common Stock to Windward International LLC (“Windward”) pursuant to that certain Patent, Technical Information and Trade Mark License Agreement (the “License Agreement”) by and between the Company and Windward dated March 12, 2014. A true and correct copy of the License Agreement is attached hereto as Exhibit 10.17 and is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	4,524	-
Current Liabilities	309,170	247,156
Working Capital (Deficit)	(304,646)	(247,156)

Cash Flows

	Year ended December 31, 2013 $	Year ended December 31, 2012 $
Cash Flows from (used in) Operating Activities	(59,276)	(46,568)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	63,800	45,170
Net Increase (decrease) in Cash during period	4,524	1,398

Operating Revenues

During the years ended December 31, 2013 and 2012, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2013 was $67,472 compared with $70,271 for the year ended December 31, 2012. The decrease in operating expenses was attributed to a reduction of professional fees of $3,300 due to lower legal and audit fees as the Company had less SEC press releases and filings during the current year, offset by an increase general and administrative expenses of $501 due to increased costs for transfer agent and filing fees relating to the Company’s cost for XBRL filing.

Net loss for the year ended December 31, 2013 was $67,004 compared with $84,839 for the year ended December 31, 2012.  In addition to operating losses, the Company incurred $18,196 of interest expense during the year ended December 31, 2013 compared to $14,568 for the year ended December 31, 2012 relating to an increase in the amount of notes payable during the year.   Furthermore, the Company also recorded a forgiveness of $19,100 of accounts payable that was forgiven during the year and also recorded accretion expense of $436 relating to conversion feature of a convertible note.

Liquidity and Capital Resources

As at December 31, 2013, the Company’s cash balance and total assets were $4,524 compared to $nil as at December 31, 2012.  The increase was due to financing to the fact that the Company had raised proceeds from financing from issuance of notes payable, of which not all of the funds were spent as at the year-end date.

As at December 31, 2013, the Company had total liabilities of $309,170 compared with total liabilities of $247,156 as at December 31, 2012.  The increase in total liabilities was attributed to $15,378 of accounts payable and accrued liabilities for unpaid operating costs and accrued interest on the notes payable, $63,800 increase in notes payable for additional financing received during the year, and $7,500 increase in amounts owing to related parties for unpaid management fees and costs incurred on behalf of the company.

As at December 31, 2013, the Company had a working capital deficit of $304,646 compared with a working capital deficit of $247,156 as at December 31, 2012.  The increase in working capital deficit was attributed to the increase in day-to-day obligations incurred by the Company that were unsettled due to limited amounts of cash flow received from financing activities.

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used $59,276 of cash for operating activities compared to the use of $46,568 of cash for operating activities during the year ended December 31, 2012. The increase in cash used for operating activities was due to an increase in proceeds received from financing activities which were then used for paying outstanding obligations derived from operating activities.

Cashflow from Investing Activities

During the years ended December 31, 2013 and 2012, the Company did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2013, the Company received $63,800 of cash from financing activities from the issuance of notes payable compared to $45,170 for the year ended December 31, 2012.  The Company received all of its proceeds from issuances of notes payable to both related parties and non-related parties.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Financial Statements

For the Years Ended December 31, 2013 and December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Rostock Ventures Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Rostock Ventures Corp. (an exploration stage company) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from January 1, 2009 to December 31, 2013. The financial statements for the period from November 2, 2006 (Inception) to December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods from January 1, 2009 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 2, 2014

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2013 $	December 31, 2012 $

ASSETS

Current assets

Cash	4,524	–

Total Assets	4,524	–

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	41,789	45,511
Due to related parties	42,069	34,569
Notes payable	55,936	20,500
Notes payable – related party	169,376	146,576

Total liabilities	309,170	247,156

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 41,412,559 common shares	41,412	41,412

Additional Paid-In Capital	124,428	114,914

Deficit accumulated during the exploration stage	(470,486)	(403,482)

Total Stockholders’ Deficit	(304,646)	(247,156)

Total Liabilities and Stockholders’ Deficit	4,524	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Operations

	For the Year Ended December 31, 2013 $	For the Year Ended December 31, 2012 $	Accumulated from November 2, 2006 (Date of Inception) to December 31, 2013 $

Revenues	–	–	–

Operating Expenses
Consulting fees	–	–	8,662
Foreign exchange gain	–	–	(4,396)
General and administrative	10,172	9,671	138,270
Management fees	24,000	24,000	61,000
Mineral exploration costs	–	–	62,145
Professional fees	33,300	36,600	170,892

Total Operating Expenses	67,472	70,271	436,573

Loss Before Other Income	(67,472)	(70,271)	(436,573)

Other Income

Interest expense	(18,196)	(14,568)	(52,577)
Forgiveness of debt	19,100	–	19,100
Accretion expense	(436)	–	(436)

Net Loss	(67,004)	(84,839)	(470,486)
Net Loss per Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	41,412,559	41,412,559

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2013 $	For the Year Ended December 31, 2012 $	Accumulated from November 2, 2006 (Date of Inception) to December 31, 2013 (unaudited) $

Operating Activities

Net loss	(67,004)	(84,839)	(470,486)

Adjustments to reconcile net loss to net cash used in operating activities:

Accretion Expense	436	–	436
Forgiveness of debt	(19,100)	–	(19,100)
Impairment of mineral exploration costs	–	–	22,025
Imputed interest	3,514	3,877	15,419

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	15,378	9,775	65,889
Due to related party	7,500	24,619	32,119

Net Cash Used In Operating Activities	(59,276)	(46,568)	(353,698)

Investing Activities

Acquisition of mineral properties	–	–	(22,025)

Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities

Proceeds from related parties	–	–	9,950
Repayment to related parties	–	–	(5,000)
Proceeds from note payable	41,000	24,670	187,576
Proceeds from note payable – related party	22,800	20,500	43,300
Proceeds from issuance of shares	–	–	144,421

Net Cash Provided By Financing Activities	63,800	45,170	380,247

Increase (Decrease) in Cash	4,524	(1,398)	4,524

Cash – Beginning of Period	–	1,398	–

Cash – End of Period	4,524	–	4,524

Non Cash Investing and Financing Activities
Beneficial conversion feature	6,000	–	6,000

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Statements of Stockholders’ Deficit

From November 2, 2006 (Date of Inception) to December 31, 2013

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Subscriptions Received	Accumulated Deficit	Total
	#	$	$	$	$	$

Balance – November 6, 2006 (date of inception)	–	–	–	–	–	–

Issuance of founders shares	28,000,000	28,000	12,000	–	–	40,000

Cash received for stock subscribed	–	–	–	50,687	–	50,687

Net loss for the period	–	–	–	–	(8,499)	(8,499)

Balance – December 31, 2006	28,000,000	28,000	12,000	50,687	(8,499)	82,188

Shares issued for cash	12,698,273	12,698	41,723	(50,687)	–	3,734

Net loss for the year	–	–	–	–	(54,673)	(54,673)
	–	–
Balance – December 31, 2007	40,698,273	40,698	53,723	–	(63,172)	31,249

Net loss for the year	–	–	–	–	(51,696)	(51,696)
	–	–
Balance – December 31, 2008	40,698,273	40,698	53,723	–	(114,868)	(20,447)

Imputed interest	–	–	1,811	–	–	1,811

Net loss for the year	–	–	–	–	(52,399)	(52,399)
	–	–
Balance – December 31, 2009	40,698,273	40,698	55,534	–	(167,267)	(71,035)

Imputed interest	–	–	2,459	–	–	2,459

Net loss for the year	–	–	–	–	(65,868)	(65,868)

Balance – December 31, 2010	40,698,273	40,698	57,993	–	(233,135)	(134,444)

Shares issued for cash	714,286	714	49,286	–	–	50,000

Imputed interest	–	–	3,758	–	–	3,758

Net loss for the year	–	–	–	–	(85,508)	(85,508)

Balance – December 31, 2011	41,412,559	41,412	111,037	–	(318,643)	(166,194)

Imputed interest	–	–	3,877	–	–	3,877

Net loss for the year	–	–	–	–	(84,839)	(84,839)

Balance – December 31, 2012	41,412,559	41,412	114,914	–	(403,482)	(247,156)

Imputed interest	–	–	3,514	–	–	3,514

Beneficial conversion feature	–	–	6,000	–	–	6,000

Net loss for the year	–	–	–	–	(67,004)	(67,004)

Balance – December 31, 2013	41,412,559	41,412	124,428	–	(470,486)	(304,646)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2013, the Company has not earned revenue, has a working capital deficit of $304,646, and an accumulated deficit of $470,486. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2013 and 2012, there were no cash equivalents.

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

2.

Summary of Significant Accounting Policies (continued)

Financial Instruments (continued)

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

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, December 31, 2013 $	Balance, December 31, 2012 $
Cash	4,524	–	–	4,524	–
Total assets measured at fair value	4,524	–	–	4,524	45,511

Accounts payable and accrued liabilities	41,789	–	–	41,789	34,569
Due to related parties	42,069	–	–	42,069	20,500
Notes payable	55,936	–	–	55,936	146,576
Notes payable – related party	169,376	–	–	169,376	247,156
Total liabilities measured at fair value	309,170	–	–	309,170

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

j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013 and 2012, the Company has no items representing comprehensive income or loss.

k)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2013 and 2012, the Company did not grant any stock options.

l)

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The Company has implemented all new accounting pronouncements that are in effect that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

3.

Notes Payable and Convertible Notes Payable

a)

As at December 31, 2013, the Company owes $134,244 (2012 - $111,444) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at December 31, 2013, accrued interest of $31,725 (2012 - $20,559) has been recorded in accrued liabilities.

b)

As at December 31, 2013, the Company owes $35,131 (2012 - $35,131) of notes payable to shareholders of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As at December 31, 2013, the Company has recorded imputed interest calculated at 10% per annum, of $15,419 (2012 - $11,905) which is recorded as additional paid-in capital.

c)

As at December 31, 2013, the Company owes $55,500 (2012 - $20,500) of notes payable to non-related parties. The amounts owing is unsecured, due interest at 10% per annum, and due on demand. As at December 31, 2013, the Company has recorded accrued interest of $5,344 (2012 - $1,915) has been recorded in accrued liabilities.

d)

On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 8, 2015 and is convertible into common shares of the Company at $0.005 per share. As the loan is convertible into common shares at a fixed conversion price, the Company recorded beneficial conversion feature of $6,000 and during the year ended December 31, 2013, recorded accretion expense of $436. As at December 31, 2013, the carrying value of the note payable is $436 (2012 - $nil) and accrued interest of $87 (2012 - $nil) has been recorded in accrued liabilities.

4.

Related Party Transactions

a)

As at December 31, 2013, the Company owed $42,069 (2012 - $34,569) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

During the year ended December 31, 2013, the Company incurred $24,000 (2012 - $24,000) of management fees to the President and Director of the Company, of which the Company paid $16,500 (2012 - $5,231) to the President and Director of the Company.  The Company is committed to monthly management fees of $2,000 per month.

5.

Common Shares

a)

On June 6, 2011, the Company issued 714,286 common shares at $0.07 per share for proceeds of $50,000.

b)

On January 14, 2009, the Company authorized a forward stock split of its issued and outstanding common shares.  The effects of the forward stock split increased the number of issued and outstanding common shares from 5,814,039 common shares to 40,698,273 common shares and has been applied on a retroactive basis.

c)

On November 2, 2006, the Company issued 12,698,273 post-split common shares for proceeds of $54,421.

d)

On November 2, 2006, the Company issued 28,000,000 post-split common shares for proceeds of $40,000.

6.

Forgiveness of Debt

During the year ended December 31, 2013, the Company recorded a gain on forgiveness of debt of $19,100 (2012 - $nil) relating to professional fees incurred that have now been forgiven.

7.

Income Taxes

The Company has $470,050 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2013, the Company had no uncertain tax positions.

	December 31, 2013 $	December 31, 2012 $

Net loss before taxes	67,004	84,839
Statutory rate	34%	34%

Computed expected tax recovery	22,781	28,845
Change in valuation allowance	(22,781)	(28,845)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2013 and 2012, after applying enacted corporate income tax rates, are as follows:

	2013 $	2012 $

Net operating losses carried forward	159,817	137,184
Permanent differences and other	148	–
Valuation allowance	(159,965)	(137,184)

Net deferred tax asset	–	–

8.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2013 with the exception of the following:

a)

On February 5, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, and is due on February 5, 2016. The loan is convertible into common shares of the Company at a conversion price of $0.005 per share.

b)

On February 12, 2014, the Company authorized the issuance of 200,000 common shares to a member of the Company’s Board of Advisors for services relating to business and technology strategy issues.  The common shares were issued on March 6, 2014.

c)

On March 12, 2014, the Company entered into a license agreement (the “Agreement”) with Windward International LLC.  Under the terms of the Agreement, the Company acquired an exclusive license to use certain assets including patents, technical information and trademarks in exchange for the issuance of 4,000,000 common shares of the Company and a 2% royalty of all net sales derived from the assets.  The common shares were issued on March 14, 2014.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Gregory Rotelli	54	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	May 10, 2011	Independence Energy Corp. Eclipse Identity Recognition Corp.

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Gregory Rotelli – Mr. Rotelli has over 25 years’ experience in senior management for both public and early-stage private companies.  Since 2006, Mr. Rotelli has been a Principal of Pacific Coast Capital Group, LLC.  He was the former Chief Operating Officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing.  From 1995 to 1997, Mr. Rotelli was influential in helping Indie Music Online, where he supported local and individual artist in establishing their online presence and giving them an avenue to let consumers listen and buy un-discovered and un-represented music on-line.  Furthermore, Mr. Rotelli was Senior Vice President of Marketing for System Integrators leading the New Media Division for Newspapers to have an Internet presence from decades of legacy software and out dated platforms, which included, but not limited to-- Financial Times London, Reuters World Wide Wire Service, Oftenposten in Norway, Le Monde in Paris, Los Angeles Times and a majority of the largest publishers in the world.  Mr. Rotelli was also Senior Vice President of US Search, the largest people and background search company on the Internet.  His broad range of talent spans operational management, Internet development, new media strategy and capital acquisition. Mr. Rotelli has advised and negotiated in structured financings and early stage investment capital raising as well as numerous mergers and acquisitions. Mr. Rotelli has held lead positions in technology start-ups as well as with established technology and public companies.  Mr. Rotelli currently serves on the boards of directors and strategic advisory boards of several technology, Internet, oil & gas, financial services and healthcare medical device companies.

Identification of Significant Employees

We have no significant employees other than Gregory Rotelli, our sole officer and director.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2013 and 2012:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Gregory Rotelli – President, CEO, CFO, Secretary, Treasurer, and Director (1)	2013	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000
	2012	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000

(1)

Mr. Rotelli was appointed as the Company’s Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on May 10, 2011. During the year ended December 31, 2013, Gregory Rotelli accrued $24,000 (2012 - $24,000) in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2013.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2014, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Gregory Rotelli (3) 2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722	Common	0	0.00%
All Officers and Directors as a Group (1)	Common	0	0.00%
Windward International LLC (4) 60 Market Square P.O. Box 364 Belize City, Belize	Common	4,000,000	9.65%

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

(2)

Based on 45,612,559 issued and outstanding shares of our Common Stock as of March 31, 2014.

(3)

Gregory Rotelli, our sole officer and director, does not own any shares of our Common Stock.

(4)

Richard Smith has voting and dispositive control over the 4,000,000 shares of our Common Stock beneficially owned by Windward International LLC.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

As at December 31, 2013, the Company owes $42,069 (2012 - $34,569 to the Company’s President and CEO for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2013, the Company incurred $24,000 (2012 - $24,000) of management fees to the President and Director of the Company.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2013		Year Ended December 31, 2012
Audit fees		$8,800		$11,600
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$8,800		$11,600

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $8,800 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $11,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Invoice from Coureur Des Bois for the purchase of 59 claims	Filed with the SEC on November 12, 2009 as part of our Current Report on Form 8-K.
10.02	Assignment Agreementbetween the Company and Marino Specognadated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.03	Promissory Note between the Company and Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.04	Subscription Agreement between the Company and EnavestInternacional S.A. dated May 20, 2011	Filed with the SEC on June 15, 2011 as part of our Annual Report on Form 8-K.
10.05	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed with the SEC on September 12, 2012 as part of our Quarterly Report on Form 10-Q.
10.08	Promissory Note with Pop Holdings Ltd. dated November 16, 2012	Filed with the SEC on November 19, 2012 as part of our Quarterly Report on Form 10-Q.
10.09	Promissory Note with Robert Seeley dated February 4, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.10	Promissory Note with Pop Holdings Ltd. dated February 13, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.11	Promissory Note with Pop Holdings Ltd. dated May 7, 2013	Filed with the SEC on August 12, 2013 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note with Aspir Corporation dated August 2, 2013	Filed with the SEC on November 8, 2013 as part of our Quarterly Report on Form 10-Q.
10.13	Promissory Note with Aspir Corporation dated September 5, 2013	Filed with the SEC on November 8, 2013 as part of our Quarterly Report on Form 10-Q.
10.14	Convertible Promissory Note with Robert Seeley dated November 8, 2014	Filed herewith.
10.15	Convertible Promissory Note with Robert Seeley dated February 5, 2014	Filed herewith.
10.16	Advisory Board Agreement with Todd Ellison dated February 12, 2014	Filed herewith.
10.17	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ROSTOCK VENTURES CORP.

Dated: April 4, 2014	/s/ Gregory Rotelli
By: Gregory Rotelli
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 4, 2014	/s/ Gregory Rotelli
By: Gregory Rotelli
Its: President, CEO, CFO, Secretary, Treasurer and Director

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