Form 10-Q
period 2014-03-31
ROSTOCK VENTURES CORP
filed 2014-05-20
CIK 1396054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q

_________________

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 19, 2014, there were 45,612,559 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Financial Statements

For the Period Ended March 31, 2014 (unaudited) and December 31, 2013

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Balance Sheets

(unaudited)

	March 31, 2014 $	December 31, 2013 $
	(unaudited)
ASSETS

Current assets

Cash	809	4,524

Total assets	809	4,524

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	46,298	41,789
Due to related parties	46,919	42,069
Notes payable	55,500	55,500
Notes payable – related party	169,376	169,376

Total current liabilities	318,093	308,734

Non-current liabilities

Notes payable, net of unamortized discount of $14,085 and $5,564, respectively	1,915	436
Total liabilities	320,008	309,170

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 100,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 45,612,559 and 41,412,559 common shares, respectively	45,612	41,412

Additional paid-in capital	536,894	124,428

Deficit accumulated during the development stage	(901,705)	(470,486)

Total Stockholders’ Equity (Deficit)	(319,199)	(304,646)

Total Liabilities and Stockholders’ Equity (Deficit)	809	4,524

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Operations

(unaudited)

			Accumulated from November 2, 2006 (Date of Inception) to March 31, 2014 $
	For the three months ended March 31, 2014 $	For the three months ended March 31, 2013 $

Revenues	–	–	–

Operating Expenses
Consulting fees	9,800	–	18,462
Foreign exchange gain	–	–	(4,396)
General and administrative	690	4,645	138,960
License fee	396,000	–	396,000
Management fees	6,000	6,000	67,000
Mineral exploration costs	–	–	62,145
Professional fees	12,000	9,000	182,892

Total Operating Expenses	424,490	19,645	861,063

Loss Before Other Income	(424,490)	(19,645)	(861,063)

Other Income

Interest and accretion expense	(6,729)	(3,809)	(59,742)
Forgiveness of debt	–	–	19,100

Net Loss	(431,219)	(23,454)	(901,705)
Net Loss per Share – Basic and Diluted	(0.01)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	43,650,755	41,412,559

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2014 $	For the three months ended March 31, 2013 $	Accumulated from November 2, 2006 (Date of Inception) to March 31, 2014 $
Operating Activities
Net loss	(431,219)	(23,454)	(901,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion Expense	1,479	–	1,915
Forgiveness of debt	–	–	(19,100)
Impairment of mineral exploration costs	–	–	22,025
Imputed interest	866	866	16,285
Shares issued for consulting services	9,800	–	9,800
Shares issued for license fee	396,000	–	396,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,509	7,993	70,398
Due to related party	4,850	4,500	36,969
Net Cash Used In Operating Activities	(13,715)	(10,095)	(367,413)

Investing Activities
Acquisition of mineral properties	–	–	(22,025)
Net Cash Used In Investing Activities	–	–	(22,025)

Financing Activities
Proceeds from related parties	–	–	9,950
Repayment to related parties	–	–	(5,000)
Proceeds from note payable	10,000	–	197,576
Proceeds from note payable – related party	–	10,095	43,300
Proceeds from issuance of shares	–	–	144,421
Net Cash Provided By Financing Activities	10,000	10,095	390,247

Increase (Decrease) in Cash	(3,715)	–	809

Cash – Beginning of Period	4,524	–	–

Cash – End of Period	809	–	809

Non Cash Investing and Financing Activities
Debt discount	10,000	–	16,000

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

1.

Organization and Nature of Operations

Rostock Ventures Corp. (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. The Company is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company hold 59 mineral claims in the Tintina Gold Belt in Yukon, Canada and is in the process of exploring these claims, as well as raising additional capital for future acquisitions. On March 12, 2014, the Company signed a license agreement to acquire certain licenses and trademarks. The Company is currently re-evaluating its business operations and objectives within mineral exploration, and into a different sector.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2014, the Company has not earned revenue, has a working capital deficit of $317,284, and an accumulated deficit of $901,705. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, share based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2014 and December 31, 2013, there were no cash equivalents.

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

h)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2014 and December 31, 2013, the Company has no items representing comprehensive income or loss.

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

2.

Summary of Significant Accounting Policies (continued)

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at March 31, 2014 and December 31, 2013, the Company did not grant any stock options.

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

3.

Notes Payable

a)

As at March 31, 2014, the Company owes $134,244 (December 31, 2013 - $134,244) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at March 31, 2014, accrued interest of $34,592 (December 31, 2013 - $31,725) has been recorded in accrued liabilities.

b)

As at March 31, 2014, the Company owes $35,131 (December 31, 2013 - $35,131) of notes payable to shareholders of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As at March 31, 2014, the Company has recorded imputed interest calculated at 10% per annum, of $16,285 (December 31, 2013 - $15,419) which is recorded as additional paid-in capital.

c)

As at March 31, 2014, the Company owes $55,500 (December 31, 2013 - $55,500) of notes payable to non-related parties. The amounts owing is unsecured, due interest at 10% per annum, and due on demand. As at March 31, 2014, the Company has recorded accrued interest of $6,712 (December 31, 2013 - $5,344) has been recorded in accrued liabilities.

d)

On February 5, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, is due on February 5, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $10,000 and during the quarter ended March 31, 2014, recorded accretion expense of $740. As at March 31, 2014, the carrying value of the note payable is $740 (December 31, 2013 - $nil) and accrued interest of $148 (December 31, 2013 - $nil) has been recorded in accrued liabilities.

e)

On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 8, 2015 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $6,000 and during the quarter ended December 31, 2013, recorded accretion expense of $740. As at December 31, 2013, the carrying value of the note payable is $1,175 (December 31, 2013 - $436) and accrued interest of $235 (December 31, 2013 - $87) has been recorded in accrued liabilities.

4.

License Agreement

On March 12, 2014, the Company signed a license agreement to acquire certain licenses and trademarks in exchange for the issuance of 4,000,000 common shares of the Company with a fair value of $396,000 using the end-of-day trading price of the Company’s common shares on the date of issuance. The amount has been recorded as an expense, as the Company has not generated any revenues from the license and there is no certainty as to the ability to generate positive cash flows from the license in the future.  Refer to Note 6(b).

ROSTOCK VENTURES CORP.

(An Exploration Stage Company)

Notes to the Financial Statements

5.

Related Party Transactions

a)

As at March 31, 2014, the Company owed $46,919 (December 31, 2013 - $42,069) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

During the period ended March 31, 2014, the Company incurred $6,000 (December 31, 2013 - $24,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

c)

During the period ended March 31, 2014, the Company paid $1,150 to the President and Director of the Company.

6.

Common Shares

a)

On February 12, 2014, the Company entered into an agreement to issue 200,000 common shares at $0.049 per share to a member of the Company’s Board of Advisors for services relating to business and technology strategy issues. The common shares were issued on March 6, 2014. The common shares were valued using the end-of-day trading price for the Company’s common shares on the agreement date.

b)

On March 12, 2014, the Company issued 4,000,000 common shares with a fair value of $396,000 to Windward International, LLC for the license agreement as noted in Note 4.  The common shares were valued using the end-of-day trading price for the Company’s common shares on the agreement date.

7.

Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2014 with the exception of the following:

a)

On April 14, 2014, the Company entered into a Letter of Intent with Weed Media to purchase marketing and consulting services to develop the iWeedz website. Under the terms of the Letter of Intent, the Company shall issue a total of 100,000 shares with a fair value based on the end of day trading price of the Company’s common stock on the date of issuance, and marketing and development cost of $2,000 per month.  As of the date of this Report, the Letter of Intent has expired and no shares have been issued.

b)

On April 25, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $7,500. The amount owing is unsecured, due interest at 10% per annum, and is due on April 25, 2016. The loan is convertible into common shares of the Company at a conversion price of $0.005 per share.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2014 $	December 31, 2013 $
Current Assets	809	4,524
Current Liabilities	318,093	308,734
Working Capital (Deficit)	(317,284)	(304,210)

Cash Flows

	Three months ended March 31, 2014 $	Three months ended March 31, 2013 $
Cash Flows from (used in) Operating Activities	(13,715)	(10,095)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	10,000	10,095
Net Increase (decrease) in Cash during period	(3,715)	-

Operating Revenues

From November 2, 2006 (date of inception) to March 31, 2014, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2014 was $424,490 compared to $19,645 for the three months ended March 31, 2013.   The increase in operating expenses was due to license fees of $396,000 relating to the issuance of 4,000,000 common shares for the acquisition of licenses and trademarks, which were valued using the end-of-day trading price of the Company’s common shares on the date of issuance.   In addition, the Company incurred consulting fees of $9,800 for director services, and an increase of $3,000 in professional fees relating to increased legal costs.

Net loss for the three months ended March 31, 2014 was $431,219 compared with a net loss of $23,454 for the three months ended March 31, 2013.  In addition to operating expenses, the Company incurred interest and accretion expense of $6,729 (2013 - $3,809) relating to the costs from outstanding notes payable, which are unsecured and due interest at 10% per annum.

Liquidity and Capital Resources

As at March 31, 2014, the Company’s cash balance and total assets were $809 compared to $4,524 as at December 31, 2013.  The decrease in cash and total assets were due to the use of funds for operating activity, as the Company only raised $10,000 in financing to support operating costs.

As at March 31, 2014, the Company had total liabilities of $320,008 compared with total liabilities of $309,170 as at December 31, 2013.  The increase in total liabilities was due to an increase of $4,509 in accounts payable and accrued liabilities relating to the timing difference and the lack of sufficient cash flow to repay outstanding obligations as they became due, increase of $4,850 in amounts to related parties for unpaid management fees, and an increase in notes payable of $1,915 after accounting for unamortized discount of a note payable with a face value of $10,000 that is unsecured, bears interest at 10% per annum, and is due on February 5, 2016.

As at March 31, 2014, the Company had a working capital deficit of $317,284 compared with a working capital deficit of $304,210 as at December 31, 2013.  The increase in working capital deficit was due to the use of cash on hand during the year, and the fact that proceeds received from financing activities were used to repay outstanding operating obligations of the Company.

Cashflow from Operating Activities

During the three months ended March 31, 2014, the Company used $13,715 of cash for operating activities compared to the use of $10,095 of cash for operating activities during the three months ended March 31, 2013. The decrease in cash used for operating activities is due to the fact that the Company had limited cash flows and only raised $10,000 in proceeds from financing activities during the period.

Cashflow from Investing Activities

During the three months ended March 31, 2014 and 2013, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2014, the Company received proceeds of $10,000 in financing activities from the issuance of a note payable, which is unsecured, bears interest at 10% per annum, and is due on February 5, 2016.  During the three months ended March 31, 2013, the Company received proceeds of $10,095 relating from the issuance of a note payable from a related party.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 4, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On February 12, 2014, the Company entered into an agreement to issue 200,000 common shares at $0.049 per share to a member of the Company’s Board of Advisors for services relating to business and technology strategy issues. The common shares were issued on March 6, 2014. The common shares were valued using the end-of-day trading price for the Company’s common shares on the agreement date.

On March 12, 2014, the Company issued 4,000,000 common shares with a fair value of $396,000 to Windward International, LLC for the license agreement as noted in Note 4.  The common shares were valued using the end-of-day trading price for the Company’s common shares on the agreement date.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
3.02	Bylaws	Filed with the SEC on July 30, 2007 as part of our Registration Statement on Form SB-2.
10.01	Assignment Agreement between the Company and Marino Specogna dated May 10, 2010	Filed with the SEC on May 13, 2010 as part of our Current Report on Form 8-K.
10.02	Promissory Note between the Company and Tucker Investments dated February 23, 2011	Filed with the SEC on April 12, 2012 as part of our Annual Report on Form 10-K.
10.03	Subscription Agreement between the Company and Enavest Internacional S.A. dated May 20, 2011	Filed with the SEC on June 15, 2011 as part of our Annual Report on Form 8-K.
10.04	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.05	Promissory Note with Pop Holdings Ltd. dated April 25, 2012	Filed with the SEC on May 11, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Promissory Note with Pop Holdings Ltd. dated May 14, 2012	Filed with the SEC on September 12, 2012 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note with Pop Holdings Ltd. dated November 16, 2012	Filed with the SEC on November 19, 2012 as part of our Quarterly Report on Form 10-Q.

10.08	Promissory Note with Robert Seeley dated February 4, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.09	Promissory Note with Pop Holdings Ltd. dated February 13, 2013	Filed with the SEC on April 15, 2013 as part of our Annual Report on Form 10-K.
10.10	Promissory Note with Pop Holdings Ltd. dated May 29, 2013	Filed with the SEC on August 12, 2013 as part of our Quarterly Report on Form 10-Q.
10.11	Promissory Note with Aspir Corporation dated August 2, 2013	Filed with the SEC on November 8, 2013 as part of our Quarterly Report on Form 10-Q.
10.12	Promissory Note with Aspir Corporation dated September 5, 2013	Filed with the SEC on November 8, 2013 as part of our Quarterly Report on Form 10-Q.
10.13	Convertible Promissory Note with Robert Seeley dated November 8, 2013	Filed with the SEC on April 4, 2014 as part of our Annual Report on Form 10-K.
10.14	Convertible Promissory Note with Robert Seeley dated February 5, 2014	Filed with the SEC on April 4, 2014 as part of our Annual Report on Form 10-K.
10.15	Advisory Board Agreement with Todd Ellison dated February 12, 2014	Filed with the SEC on April 4, 2014 as part of our Annual Report on Form 10-K.
10.16	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014	Filed with the SEC on April 4, 2014 as part of our Annual Report on Form 10-K.
10.17	Convertible Promissory Note with Robert Seeley dated April 25, 2014	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on March 29, 2011, as part of our Annual Report on Form 10-K.
16.01	Letter from Malone & Bailey, LLP dated March 9, 2010	Filed with the SEC on March 9, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

ROSTOCK VENTURES CORP.
Dated: May 20, 2014	/s/ Gregory Rotelli
By: GREGORY ROTELLI
Its: President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 20, 2014	/s/ Gregory Rotelli
By: GREGORY ROTELLI Its: Director