Form 10-Q
period 2014-06-30
ROSTOCK VENTURES CORP
filed 2014-08-15
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2014

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission File Number 333-144944


                             ROSTOCK VENTURES CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 98-0514250
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2360 Corporate Circle, Suite 4000 Henderson, NV                   89074-7722
   (Address of principal executive offices)                       (Zip Code)

                                 (702) 866-2500
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ]NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
45,612,559 common shares issued and outstanding as of August 12, 2014.

                             ROSTOCK VENTURES CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements............................................  3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            or Plan of Operation............................................ 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 18

   Item 4.  Controls and Procedures......................................... 19

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 19

   Item 1A. Risk Factors.................................................... 19

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 19

   Item 3.  Defaults Upon Senior Securities................................. 19

   Item 4.  Mine Safety Disclosures......................................... 20

   Item 5.  Other Information............................................... 20

   Item 6.  Exhibits........................................................ 20

SIGNATURES.................................................................. 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

                             ROSTOCK VENTURES CORP.
                          (A Development Stage Company)

                              Financial Statements

      For the Period Ended June 30, 2014 (unaudited) and December 31, 2013

Balance Sheets (unaudited)................................................ 4

Statements of Operations (unaudited)...................................... 5

Statements of Cash Flows (unaudited)...................................... 6

Notes to the Financial Statements (unaudited)............................. 7

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Balance Sheets
(unaudited)

                                                                       June 30,           December 31,
                                                                         2014                 2013
                                                                      ----------           ----------
                                                                          $                    $
                                                                      (unaudited)
ASSETS

Current assets
  Cash                                                                       149                4,524
                                                                      ----------           ----------

Total assets                                                                 149                4,524
                                                                      ==========           ==========
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                49,593               41,789
  Due to related parties                                                  53,799               42,069
  Notes payable                                                           55,500               55,500
  Notes payable - related party                                          169,376              169,376
                                                                      ----------           ----------
Total current liabilities                                                328,268              308,734

Non-current liabilities
  Notes payable, net of unamortized discount of $19,414
   and $5,564, respectively                                                8,101                  436
                                                                      ----------           ----------

Total liabilities                                                        336,369              309,170
                                                                      ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value
     of $0.001 per share
    Issued and outstanding: nil preferred shares                              --                   --
  Common Stock
    Authorized: 100,000,000 common shares with a par value
     of $0.001 per share
    Issued and outstanding: 45,612,559 and 41,412,559 common
     shares, respectively                                                 45,612               41,412
  Additional paid-in capital                                             545,805              124,428
  Deficit accumulated during the development stage                      (927,631)            (470,486)
                                                                      ----------           ----------
Total Stockholders' Equity (Deficit)                                    (336,220)            (304,646)
                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity (Deficit)                         149                4,524
                                                                      ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                           Three months      Three months       Six months        Six months
                                              ended             ended             ended             ended
                                             June 30,          June 30,          June 30,          June 30,
                                               2014              2013              2014              2013
                                           ------------      ------------      ------------      ------------
                                                $                 $                 $                 $
Revenues                                             --                --                --                --
                                           ------------      ------------      ------------      ------------
Operating Expenses
  Consulting fees                                    --                --             9,800                --
  General and administrative                        720               791             1,410             5,436
  License fee                                        --                --           396,000                --
  Management fees                                 6,000             6,000            12,000            12,000
  Professional fees                              11,198             7,600            23,198            16,600
                                           ------------      ------------      ------------      ------------
Total Operating Expenses                         17,918            14,391           442,408            34,036
                                           ------------      ------------      ------------      ------------

Loss Before Other Income                        (17,918)          (14,391)         (442,408)          (34,036)
                                           ------------      ------------      ------------      ------------
Other Income
  Interest and amortization expense              (8,014)           (4,254)          (14,743)           (8,063)
                                           ------------      ------------      ------------      ------------

Net Loss                                        (25,932)          (18,645)         (457,151)          (42,099)
                                           ============      ============      ============      ============

Net Loss per Share - Basic and Diluted            (0.00)            (0.00)            (0.01)            (0.00)
                                           ============      ============      ============      ============

Weighted Average Shares Outstanding -
 Basic and Diluted                           45,612,559        41,412,559        44,637,077        41,412,559
                                           ============      ============      ============      ============


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

                                                          For the              For the
                                                        Six months           Six months
                                                          ended                ended
                                                         June 30,             June 30,
                                                           2014                 2013
                                                        ----------           ----------
                                                            $                    $
Operating Activities
  Net loss                                                (457,151)             (42,099)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of debt discount                           4,185                   --
     Imputed interest                                        1,742                1,742
     Shares issued for consulting services                   9,800                   --
     Shares issued for license fees                        396,000                   --
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                7,804                7,057
     Due to related party                                   11,730               10,500
                                                        ----------           ----------
Net Cash Used In Operating Activities                      (25,890)             (22,800)
                                                        ----------           ----------
Financing Activities
  Proceeds from note payable                                21,515                   --
  Proceeds from note payable - related party                    --               22,800
                                                        ----------           ----------
Net Cash Provided By Financing Activities                   21,515               22,800
                                                        ----------           ----------

Increase (Decrease) in Cash                                 (4,375)                  --

Cash - Beginning of Period                                   4,524                   --
                                                        ----------           ----------

Cash - End of Period                                           149                   --
                                                        ==========           ==========

Non Cash Investing and Financing Activities
  Debt discount                                             18,035                   --
  Shares issued to acquire intangible assets               396,000                   --
                                                        ==========           ==========
Supplemental Disclosures
  Interest paid                                                 --                   --
  Income tax paid                                               --                   --
                                                        ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


1. ORGANIZATION AND NATURE OF OPERATIONS

Rostock Ventures Corp. (the "Company") was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. The Company is an exploration stage company as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES. The Company hold 59 mineral claims in the Tintina Gold Belt in Yukon, Canada and is in the process of exploring these claims, as well as raising additional capital for future acquisitions. On March 12, 2014, the Company signed a license agreement to acquire certain licenses and trademarks. The Company is currently re-evaluating its' business operations and objectives within mineral exploration, and into a different sector.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2014, the Company has not earned revenue, has a working capital deficit of $328,119, and an accumulated deficit of $927,637. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

b)   Use of Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, share based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)   Cash and Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and December 31, 2013, there were no cash equivalents.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


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

f)   Basic and Diluted Net Loss per Share

     The Company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)   Foreign Currency Translation

     The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, FOREIGN CURRENCY TRANSLATION MATTERS, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

h)   Financial Instruments

     Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

     Level 1

     Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


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

     The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

k)   Comprehensive Loss

     ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014 and December 31, 2013, the Company has no items representing comprehensive income or loss.

l)   Stock-based Compensation

     The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2014 and December 31, 2013, the Company did not grant any stock options.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m)   Recent Accounting Pronouncements

     The Company has limited operations and is considered to be in the development stage. During the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

     The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. NOTES PAYABLE

a) As at June 30, 2014, the Company owes $134,245 (December 31, 2013 - $134,245) of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand. As at June 30, 2014, accrued interest of $37,491 (December 31, 2013 - $31,725) has been recorded in accounts payable and accrued liabilities.

b)   As at June 30, 2014, the Company owes $35,131 (December 31, 2013 - $35,131)
     of notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. As at June 30, 2014, the Company has recorded imputed interest calculated at 10% per annum, of $17,161 (December 31, 2013 - $15,419) which is recorded as additional paid-in capital.

c)   As at June 30, 2014, the Company owes $55,500 (December 31, 2013 - $55,500)
     of notes payable to non-related parties. The amounts owing is unsecured, due interest at 10% per annum, and due on demand. As at June 30, 2014, the Company has recorded accrued interest of $8,096 (December 31, 2013 - $5,344) has been recorded in accounts payable and accrued liabilities.

d) On April 25, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $7,500. The amount owing is unsecured, due interest at 10% per annum, is due on April 25, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $7,500 and during the quarter ended June 30, 2014, recorded amortization expense of $678. As at June 30, 2014, the carrying value of the note payable is $678 (December 31, 2013 - $nil) and accrued interest of $136 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

e) On May 15, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $4,015. The amount owing is unsecured, due interest at 10% per annum, is due on May 15, 2016 and is convertible into common shares of the Company at $0.03 per share. The Company recorded beneficial conversion feature of $535 and during the quarter ended June 30, 2014, recorded amortization expense of $34. As at June 30, 2014, the carrying value of the note payable is $3,514 (December 31, 2013 - $nil) and accrued interest of $51 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

f) On February 5, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, is due on February 5, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $10,000 and during the quarter ended June 30, 2014, recorded amortization expense of $1,247. As at June 30, 2014, the carrying value of the note payable is $1,986 (December 31, 2013 - $nil) and accrued interest of $249 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

ROSTOCK VENTURES CORP.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)


3. NOTES PAYABLE (continued)

g) On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 8, 2015 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $6,000 and during the quarter ended June 30, 2014, recorded amortization expense of $748. As at June 30, 2014, the carrying value of the note payable is $1,923 (December 31, 2013 - $436) and accrued interest of $150 (December 31, 2013 - $87) has been recorded in accounts payable and accrued liabilities.

4.   INTANGIBLE ASSETS

On March 12, 2014, the Company signed a license agreement to acquire certain licenses and trademarks in exchange for the issuance of 4,000,000 common shares of the Company with a fair value of $396,000 using the end-of-day trading price of the Company's common shares on the date of issuance. The amount has been recorded as an expense, as the Company has not generated any revenues from the license and there is no certainty as to the ability to generate positive cash flows from the license in the future. Refer to Note 6(b).

5. RELATED PARTY TRANSACTIONS

a)   As at June 30, 2014, the Company owed $53,799 (December 31, 2013 - $42,069)
     to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) During the period ended June 30, 2014, the Company incurred $12,000 (December 31, 2013 - $24,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

6. COMMON SHARES

a) On February 12, 2014, the Company entered into an agreement to issue 200,000 common shares at $0.049 per share to a member of the Company's Board of Advisors for services relating to business and technology strategy issues. The common shares were issued on March 6, 2014.

b) On March 12, 2014, the Company issued 4,000,000 common shares with a fair value of $396,000 to Windward International, LLC for the license agreement as noted in Note 4. The common shares were valued using the end-of-day trading price for the Company's common shares on the date of issuance.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2014 with the exception of the following:

a) On July 30, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, and is due on July 30, 2016. The loan is convertible into common shares of the Company at a conversion price of $0.02 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Rostock Ventures Corp., unless otherwise indicated.

CORPORATE HISTORY

We were incorporated on November 2, 2006, under the laws of the State of Nevada. The original business plan of our company was to engage in the acquisition and exploration of mineral properties. We are currently an exploration stage company. We have since changed our business focus to the operation of a technology platform designed to connect consumers with cannabis vendors.

CURRENT BUSINESS

Effective March 12, 2014, we entered into a patent, technical information and trade mark license agreement with Windward International LLC pursuant to which our company acquired an exclusive license to use certain patents, technical information and trademarks for a term of 500 years, in exchange for 4,000,000 shares of our company's common stock and a 2% royalty on all net sales derived from the use of the patents, technical information and trademark.

Under the license agreement, our company acquired an exclusive license to make, use, sell and offer for sale licensed products during the term. The licensed products include the domain names www.iWeeds.com, and www.iWeedz.com, the platform that powers iWeedz.com, the Apple Developer license, Google Play license, iWeedz trademark, self-serve ad platform and augmented reality platform. Further, our company acquired an exclusive license to use the technical information during the term to make licensed products. The technical information includes any and all unpublished research and development information, the formulation of proprietary products, method, unpatented inventions, know-how, trade secrets, and technical data in the possession of Windward at the effective date of the license agreement, or generated or developed at any time prior to the termination or expiration of the license agreement.

We operate iWeedz.com, a technology platform that we acquired from Windward pursuant to the license agreement to connect consumers with cannabis vendors and promote local marijuana commerce. We will operate our technology platform through our website located at www.iWeedz.com and through our mobile application for Apple iOS and Android operating systems. We will strive for simplicity and ease of use in our iWeedz website and mobile application, which we believe will set us apart from our competition. As of the date of this report, our website is functional however, our application for Apple iOS and Android operating systems has not been released.

iWeedz will provide a simple and quick process for consumers to find the right cannabis products to meet their needs. Consumers who wish to use iWeedz must first create an account with iWeedz. Membership for consumers is free. Once an account is created, the member will be able to use iWeedz to locate local cannabis dispensaries to shop for cannabis products and to communicate with the dispensaries. As the member uses the iWeedz website and application, the iWeedz technology will gather specific information about the member by tracking accessed content, 'liked' items, purchased items and the member's profile. iWeedz will then use this information to match the member with the right cannabis vendor or to find deals that may be of interest to the member.

Members who are smart phone users will be able to take advantage of iWeedz's mobile application which will automatically register a member's geographic location and utilize proximity advertising to notify a member of real-time offers, coupons and discounts from vendors within the member's vicinity. Members will be able to easily redeem offers that they receive from local vendors by displaying mobile coupons from the iWeedz application at the point of purchase. Unlike other popular internet advertising sites such as Groupon or Living Social, iWeedz customers will be able to redeem coupons without having to pay for them before making a purchase.

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

iWeedz will generate revenue by charging member cannabis vendors a monthly fee and by selling banner space on its website and application to these vendors. The banners will be viewable by iWeedz consumer members who are within the vendor's geographic location and who indicate an interest in the vendor or its products, based on the member's profile or specific user information gathered by the iWeedz technology. We believe iWeedz's targeted market intelligence will allow us to charge a premium for ad space. As of the date of this report, we have not yet determined the cost to our vendors for banner space.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013.

Our operating expenses for the three and six month periods ended June 30, 2014 and June 30, 2013 are outlined in the table below:

                                     Three months     Three months      Six months      Six months
                                        ended            ended            ended           ended
                                       June 30,         June 30,         June 30,        June 30,
                                         2014             2013             2014            2013
                                      ----------       ----------       ----------      ----------
Consulting fees                       $      Nil       $      Nil       $    9,800      $      Nil
General and administrative            $      720       $      791       $    1,410      $    5,436
License fee                           $      Nil       $      Nil       $  396,000      $      Nil
Management fees                       $    6,000       $    6,000       $   12,000      $   12,000
Professional fees                     $   11,198       $    7,600       $   23,198      $   16,600
Interest and amortization expense     $    8,014       $    4,254       $   14,743      $    8,063
                                      ----------       ----------       ----------      ----------
Net Loss                              $  (25,932)      $  (18,645)      $ (457,151)     $  (42,099)
                                      ==========       ==========       ==========      ==========

OPERATING REVENUES

From November 2, 2006 (date of inception) to June 30, 2014, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended June 30, 2014 were $17,918 compared with $14,391 for the three months ended June 30, 2013. The increase in operating expenses were attributed to an increase in professional fees of $3,598, and a decrease in general and administrative costs of $71.

Operating expenses for the six months ended June 30, 2014 were $442,408 compared with $34,036 for the six months ended June 30, 2013. The increase in operating expenses were attributed to $396,000 for license fees relating to the fair value of common shares issued as part of the license agreement, $9,800 in consulting fees for services rendered, and $6,598 in professional fees.

Net loss for the six months ended June 30, 2014 was $457,151 compared with $42,099 for the six months ended June 30, 2013. In addition to operating expenses, our company incurred interest and amortization expense of $14,743 (2013 - $8,063) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                    As at              As at
                                                   June 30,         December 31,
                                                     2014               2013
                                                  ----------         ----------
Current Assets                                    $      149         $    4,524
Current Liabilities                               $  328,268         $  308,734
                                                  ----------         ----------
Working Capital (deficiency)                      $ (328,119)        $ (304,210)
                                                  ==========         ==========

CASH FLOWS

                                                  Six Months         Six Months
                                                    Ended              Ended
                                                   June 30,           June 30,
                                                     2014               2013
                                                  ----------         ----------
Net cash used in operating activities             $  (25,890)        $  (22,800)
Net cash used in investing activities             $      Nil         $      Nil
Net cash provided by financing activities         $   21,515         $   22,800
                                                  ----------         ----------
Net decrease in cash                              $   (4,375)        $      Nil
                                                  ==========         ==========

As at June 30, 2014, our cash balance and total assets were $149 compared to $4,524 as at December 31, 2013. The decrease in cash and total assets was due to the fact that the Company used all financing proceeds for operating costs.

As at June 30, 2014, we had total liabilities of $336,369 compared with total liabilities of $309,170 as at December 31, 2013. The increase in total liabilities was due to an increase in accounts payable and accrued liabilities of $7,804, an increase in amounts due to related parties of $11,730, and an increase in long-term notes payable of $7,665 due in part to the issuance of $21,515 of new convertible debentures, less unamortized discount of $15,337 for the conversion feature.

As at June 30, 2014, we had a working capital deficit of $328,119 compared with a working capital deficit of $304,210 as at December 31, 2013. The increase in working capital is due to the fact that proceeds received from the issuance of convertible debentures were used primarily for operating activities.

CASHFLOW FROM OPERATING ACTIVITIES

During the six months ended June 30, 2014, we used $25,890 of cash for operating activities compared to the use of $22,800 of cash for operating activities during the six months ended June 30, 2013. The increase is due to timing differences as the Company was also limited to the amount of cash flow available for operating costs due to lack of sufficient cash flow.

CASHFLOW FROM INVESTING ACTIVITIES

During the three months ended June 30, 2014 and 2013, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the six months ended June 30, 2014, we received proceeds of $21,515 in financing activities from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and are due two years from the date of issuance. During the six months ended June 30, 2013, we received proceeds of $22,800 relating from the issuance of a note payable from a related party.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. Our fiscal year end is December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, share based compensation, and deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2014 and December 31, 2013, there were no cash equivalents.

ASSET RETIREMENT OBLIGATIONS

Our company follows the provisions of ASC 410, ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

BASIC AND DILUTED NET LOSS PER SHARE

Our company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

FOREIGN CURRENCY TRANSLATION

Our company's functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars.
Foreign currency transactions are translated to United States dollars in accordance with ASC 830, FOREIGN CURRENCY TRANSLATION MATTERS, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

FINANCIAL INSTRUMENTS

Pursuant to ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our company's financial instruments consist principally of cash, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

INCOME TAXES

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, ACCOUNTING FOR INCOME Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

COMPREHENSIVE LOSS

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2014 and December 31, 2013, our company has no items representing comprehensive income or loss.

STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2014 and December 31, 2013, our company did not grant any stock options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has limited operations and is considered to be in the development stage. During the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic
915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2014, our company entered into an agreement to issue 200,000 common shares at $0.049 per share to a member of our company's board of advisors for services relating to business and technology strategy issues. The common shares were issued on March 6, 2014.

On March 12, 2014, our company issued 4,000,000 common shares with a fair value of $396,000 to Windward International, LLC for the license agreement. The common shares were valued using the end-of-day trading price for our company's common shares on the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

(3)      ARTICLES OF INCORPORATION; BYLAWS

3.01     Articles  of   Incorporation   (incorporated   by   reference   to  our
         Registration Statement on Form SB-2 filed on July 30, 2007)

3.02 Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

(10)     MATERIAL CONTRACTS

10.1 Promissory Note between with Tucker Investments dated February 23, 2011 (incorporated by reference to our Annual Report on Form 10-K filed on April 12, 2012)

10.2 Subscription Agreement with Enavest Internacional S.A. dated May 20, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 15, 2011)

10.3     Promissory   Note  with  Pop  Holdings   Ltd.   Dated  April  25,  2012
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.4     Promissory   Note  with  Pop  Holdings   Ltd.   dated  April  25,  2012
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.5 Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.6 Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.7 Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.8 Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.9 Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)

10.10    Promissory   Note  with  Aspir   Corporation   dated   August  2,  2013
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.11    Promissory  Note  with  Aspir   Corporation  dated  September  5,  2013
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

Exhibit
Number                             Description
------                             -----------

10.12 Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13 Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14 Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.15 Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.16 Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

(14)     CODE OF ETHICS

14.1 Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)     SECTION 1350 CERTIFICATIONS

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**    INTERACTIVE DATA FILE
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROSTOCK VENTURES CORP.
                                       (Registrant)


Dated: August 15, 2014             By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      GREGORY ROTELLI
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and Principal
                                      Accounting Officer)