Form 10-Q
period 2014-09-30
ROSTOCK VENTURES CORP
filed 2014-11-19
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2014

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

45,612,559 common shares issued and outstanding as of November 18, 2014.

                             ROSTOCK VENTURES CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements............................................  3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            or Plan of Operation............................................ 13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 20

   Item 4.  Controls and Procedures......................................... 20

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 20

   Item 1A. Risk Factors.................................................... 21

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 21

   Item 3.  Defaults Upon Senior Securities................................. 21

   Item 4.  Mine Safety Disclosures......................................... 21

   Item 5.  Other Information............................................... 21

   Item 6.  Exhibits........................................................ 21

SIGNATURES.................................................................. 23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

                             ROSTOCK VENTURES CORP.

                              Financial Statements

    For the Period Ended September 30, 2014 (unaudited) and December 31, 2013

Balance Sheets (unaudited)................................................ 4

Statements of Operations (unaudited)...................................... 5

Statements of Cash Flows (unaudited)...................................... 6

Notes to the Financial Statements (unaudited)............................. 7

ROSTOCK VENTURES CORP.
Balance Sheets

                                                                                               September 30,     December 31,
                                                                                                   2014              2013
                                                                                                ----------        ----------
                                                                                                    $                 $
                                                                                                (unaudited)
ASSETS

Current assets
  Cash                                                                                                  22             4,524
                                                                                                ----------        ----------

Total assets                                                                                            22             4,524
                                                                                                ==========        ==========
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                          54,052            41,789
  Due to related parties                                                                            59,799            42,069
  Notes payable                                                                                     55,500            55,500
  Notes payable - related party                                                                    169,376           169,376
                                                                                                ----------        ----------
Total current liabilities                                                                          338,727           308,734

Non-current liabilities
  Notes payable, net of unamortized discount of $15,706 and $5,564, respectively                    11,809               436
  Notes payable - related party, net of unamortized discount of $4,530 and $nil, respectively          470                --
                                                                                                ----------        ----------

Total liabilities                                                                                  351,006           309,170
                                                                                                ----------        ----------
STOCKHOLDERS' DEFICIT
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                                        --                --
  Common Stock
    Authorized: 100,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 45,612,559 and 41,412,559 common shares, respectively                   45,612            41,412
  Additional paid-in capital                                                                       551,641           124,428
  Accumulated deficit                                                                             (948,237)         (470,486)
                                                                                                ----------        ----------
Total Stockholders' Deficit                                                                       (350,984)         (304,646)
                                                                                                ----------        ----------

Total Liabilities and Stockholders' Deficit                                                             22             4,524
                                                                                                ==========        ==========


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations
(unaudited)

                                           Three months       Three months       Nine months        Nine months
                                              ended              ended              ended              ended
                                           September 30,      September 30,      September 30,      September 30,
                                               2014               2013               2014               2013
                                           ------------       ------------       ------------       ------------
                                                 $                  $                  $                  $
Revenues                                             --                 --                 --                 --
                                           ------------       ------------       ------------       ------------
Operating Expenses
  Consulting fees                                    --                 --              9,800                 --
  General and administrative                        504              1,935              1,914              7,371
  License fee                                        --                 --            396,000                 --
  Management fees                                 6,000              6,000             18,000             18,000
  Professional fees                               3,392              7,600             26,590             24,200
                                           ------------       ------------       ------------       ------------
Total Operating Expenses                          9,896             15,535            452,304             49,571
                                           ------------       ------------       ------------       ------------

Loss Before Other Income                         (9,896)           (15,535)          (452,304)           (49,571)
                                           ------------       ------------       ------------       ------------
Other Income
  Gain on forgiveness of debt                        --             19,100                 --             19,100
  Interest and amortization expense             (10,704)            (4,830)           (25,447)           (12,893)
                                           ------------       ------------       ------------       ------------

Net Loss                                        (20,600)            (1,265)          (477,751)           (43,364)
                                           ============       ============       ============       ============


Net Loss per Share - Basic and Diluted            (0.00)             (0.00)             (0.01)             (0.00)
                                           ============       ============       ============       ============

Weighted Average Shares Outstanding -
 Basic and Diluted                           45,612,559         41,412,559         44,965,811         41,412,559
                                           ============       ============       ============       ============


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows
(unaudited)

                                                              For the              For the
                                                            Nine months          Nine months
                                                               ended                ended
                                                            September 30,        September 30,
                                                                2014                 2013
                                                             ----------           ----------
                                                                 $                    $
Operating Activities
  Net loss                                                     (477,751)             (43,364)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of debt discount                                8,313                   --
     Gain on forgiveness of debt                                     --              (19,100)
     Imputed interest                                             2,628                2,628
     Shares issued for consulting services                        9,800                   --
     Shares issued for license fees                             396,000                   --
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                    12,263                9,036
     Due to related party                                        17,730                1,500
                                                             ----------           ----------
Net Cash Used In Operating Activities                           (31,017)             (49,300)
                                                             ----------           ----------
Financing Activities
  Proceeds from note payable                                     21,515               35,000
  Proceeds from note payable - related party                      5,000               22,800
                                                             ----------           ----------
Net Cash Provided By Financing Activities                        26,515               57,800
                                                             ----------           ----------

Increase (Decrease) in Cash                                      (4,502)               8,500

Cash - Beginning of Period                                        4,524                   --
                                                             ----------           ----------

Cash - End of Period                                                 22                8,500
                                                             ==========           ==========
Non Cash Investing and Financing Activities
  Debt discount                                                  22,985                   --
  Shares issued to acquire intangible assets                    396,000                   --
                                                             ----------           ----------
Supplemental Disclosures
  Interest paid                                                      --                   --
  Income tax paid                                                    --                   --
                                                             ----------           ----------


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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2014, the Company has not earned revenue, has a working capital deficit of $338,705, and an accumulated deficit of $948,237. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and December 31, 2013, there were no cash equivalents.

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

k) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014 and December 31, 2013, the Company has no items representing comprehensive income or loss.

l) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2014 and December 31, 2013, the Company did not grant any stock options.

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

3. NOTES PAYABLE

a) As at September 30, 2014, the Company owes $139,245 (December 31, 2013 - $134,245) of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand. As at September 30, 2014, accrued interest of $40,506 (December 31, 2013 - $31,725) has been recorded in accounts payable and accrued liabilities.

b) As at September 30, 2014, the Company owes $35,131 (December 31, 2013 - $35,131) of notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. As at September 30, 2014, the Company has recorded imputed interest calculated at 10% per annum, of $18,047 (December 31, 2013 - $15,419) which is recorded as additional paid-in capital.

c) As at September 30, 2014, the Company owes $55,500 (December 31, 2013 - $55,500) of notes payable to non-related parties. The amounts owing is unsecured, due interest at 10% per annum, and due on demand. As at September 30, 2014, the Company has recorded accrued interest of $9,495 (December 31, 2013 - $5,344) has been recorded in accounts payable and accrued liabilities.

d) On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 8, 2015 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $6,000 and during the period ended September 30, 2014, recorded accretion expense of $2,243. As at September 30, 2014, the carrying value of the note payable is $2,679 (December 31, 2013 - $436) and accrued interest of $536 (December 31, 2013
     - $87) has been recorded in accounts payable and accrued liabilities.

e) On February 5, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, is due on February 5, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $10,000 and during the period ended September 30, 2014, recorded accretion expense of $3,247. As at September 30, 2014, the carrying value of the note payable is $3,247 (December 31, 2013 - $nil) and accrued interest of $649 (December 31, 2013
     - $nil) has been recorded in accounts payable and accrued liabilities.

f) On April 25, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $7,500. The amount owing is unsecured, due interest at 10% per annum, is due on April 25, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $7,500 and during the period ended September 30, 2014, recorded accretion expense of $1,623. As at September 30, 2014, the carrying value of the note payable is $1,623 (December 31, 2013 - $nil) and accrued interest of $325 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)

3. NOTES PAYABLE (continued)

g) On May 15, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $4,015. The amount owing is unsecured, due interest at 10% per annum, is due on May 15, 2016 and is convertible into common shares of the Company at $0.03 per share. The Company recorded beneficial conversion feature of $535 and during the period ended September 30, 2014, recorded accretion expense of $101. As at September 30, 2014, the carrying value of the note payable is $3,581 (December 31, 2013 - $nil) and accrued interest of $152 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

h) On July 30, 2014, the Company entered into a loan agreement with a related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, is due on July 30, 2016 and is convertible into common shares of the Company at $0.01 per share. The Company recorded beneficial conversion feature of $4,950 and during the period ended September 30, 2014, recorded accretion expense of $420. As at September 30, 2014, the carrying value of the note payable is $470 (December 31, 2013 - $nil) and accrued interest of $85 (December 31, 2013 - $nil) has been recorded in accounts payable and accrued liabilities.

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

5. RELATED PARTY TRANSACTIONS

a) As at September 30, 2014, the Company owed $59,799 (December 31, 2013 - $42,069) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) During the period ended September 30, 2014, the Company incurred $18,000 (December 31, 2013 - $24,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

c) As at September 30, 2014, the Company owed $169,376 (December 31, 2013 - $169,376) in short-term notes payable and $470 (December 31, 2013 - $nil) in non-current notes payable to shareholders of the Company. Refer to Notes 3(a),(b), and (h).

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

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)

7.   SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2014 with the exception of the following:

a) On November 10, 2014, the Company entered into a loan agreement with a related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, and is due on November 10, 2016. The loan is convertible into common shares of the Company at a conversion price of $0.005 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013.

Our operating expenses for the three and nine month periods ended September 30, 2014 and September 30, 2013 are outlined in the table below:

                                          Three months         Three months         Nine months          Nine months
                                             ended                ended                ended                ended
                                          September 30,        September 30,        September 30,        September 30,
                                              2014                 2013                 2014                 2013
                                           ----------           ----------           ----------           ----------
Consulting fees                            $      Nil           $      Nil           $    9,800           $      Nil
General and administrative                 $      504           $    1,935           $    1,914           $    7,371
License fee                                $      Nil           $      Nil           $  396,000           $      Nil
Management fees                            $    6,000           $    6,000           $   18,000           $   18,000
Professional fees                          $    3,392           $    7,600           $   26,590           $   24,200
(Gain) on forgiveness of debt              $      Nil           $  (19,100)          $      Nil           $  (19,100)
Interest and amortization expense          $   10,704           $    4,830           $   25,447           $   12,893
                                           ----------           ----------           ----------           ----------
Net Loss                                   $  (20,600)          $   (1,265)          $ (477,751)          $  (43,364)
                                           ==========           ==========           ==========           ==========

OPERATING REVENUES

For the nine months ended September 30, 2014, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended September 30, 2014 were $20,600 compared with $1,265 for the three months ended September 30, 2013. The increase in operating expenses were attributed to a decrease on gain on forgiveness of debt of $19,100, increase in interest and amortization expense of $5,874, decrease in professional fees of $4,208, and a decrease in general and administrative costs of $1,431.

Operating expenses for the nine months ended September 30, 2014 were $477,751 compared with $43,364 for the nine months ended September 30, 2013. The increase in operating expenses were attributed to $396,000 for license fees relating to the fair value of common shares issued as part of the license agreement, decrease on gain on forgiveness of debt of $19,100, increase in interest and amortization expense of $12,554, $9,800 in consulting fees for services rendered, decrease in general and administrative expense of $5,457, and an increase of $2,390 in professional fees.

Net loss for the nine months ended September 30, 2014 was $477,751 compared with $43,364 for the nine months ended September 30, 2013. In addition to operating expenses, our company incurred interest and amortization expense of $25,447 (2013 - $12,893) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                  As at                As at
                                               September 30,        December 31,
                                                   2014                2013
                                                ----------          ----------
Current Assets                                  $       22          $    4,524
Current Liabilities                             $  338,727          $  308,734
                                                ----------          ----------
Working Capital (deficiency)                    $ (338,705)         $ (304,210)
                                                ==========          ==========

CASH FLOWS

                                               Nine Months         Nine Months
                                                  Ended               Ended
                                               September 30,       September 30,
                                                   2014                2013
                                                ----------          ----------
Net cash used in operating activities           $  (31,017)         $  (49,300)
Net cash used in investing activities           $      Nil          $      Nil
Net cash provided by financing activities       $   26,515          $   57,800
                                                ----------          ----------
Net decrease in cash                            $   (4,502)         $    8,500
                                                ==========          ==========

As at September 30, 2014, our cash balance and total assets were $22 compared to $4,524 as at December 31, 2013. The decrease in cash and total assets was due to the fact that the Company used all financing proceeds for operating costs.

As at September 30, 2014, we had total liabilities of $351,006 compared with total liabilities of $309,170 as at December 31, 2013. The increase in total liabilities was due to an increase in amounts due to related parties of $17,730, an increase in accounts payable and accrued liabilities of $12,263, and an increase in long-term notes payable of $11,843 due in part to the issuance of $32,515 of new convertible debentures, less unamortized discount of $20,236 for the conversion feature.

As at September 30, 2014, we had a working capital deficit of $338,705 compared with a working capital deficit of $304,210 as at December 31, 2013. The increase in working capital is due to the fact that proceeds received from the issuance of convertible debentures were used primarily for operating activities.

CASHFLOW FROM OPERATING ACTIVITIES

During the nine months ended September 30, 2014, we used $31,017 of cash for operating activities compared to the use of $49,300 of cash for operating activities during the nine months ended September 30, 2013. The decrease is due to timing differences as the Company was also limited to the amount of cash flow available for operating costs due to lack of sufficient cash flow.

CASHFLOW FROM INVESTING ACTIVITIES

During the nine months ended September 30, 2014 and 2013, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2014, we received proceeds of $26,515 in financing activities from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and are due two years from the date of issuance. During the nine months ended September 30, 2013, we received proceeds of $57,800 relating from the issuance of a note payable from a related party.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2014 and December 31, 2013, there were no cash equivalents.

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

COMPREHENSIVE LOSS

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014 and December 31, 2013, our company has no items representing comprehensive income or loss.

STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2014 and December 31, 2013, our company did not grant any stock options.

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

None.

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

ITEM 6. EXHIBITS

Exhibit
Number                                Description
------                                -----------

(3)      ARTICLES OF INCORPORATION; BYLAWS

3.01     Articles  of   Incorporation   (incorporated   by   reference   to  our
         Registration Statement on Form SB-2 filed on July 30, 2007)

3.02 Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

(10)     MATERIAL CONTRACTS

10.1     Promissory   Note  with  Pop  Holdings   Ltd.   Dated  April  25,  2012
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2     Promissory   Note  with  Pop  Holdings   Ltd.   dated  April  25,  2012
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3 Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4 Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5 Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6 Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7 Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)

10.8     Promissory   Note  with  Aspir   Corporation   dated   August  2,  2013
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9     Promissory  Note  with  Aspir   Corporation  dated  September  5,  2013
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10 Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11 Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12 Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13 Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14 Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15 Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16    Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014

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

                                   ROSTOCK VENTURES CORP.
                                       (Registrant)


Dated: November 19, 2014             By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)