Form 10-K
period 2014-12-31
ROSTOCK VENTURES CORP
filed 2015-04-13
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [               ]

Commission file number 333-144944

ROSTOCK VENTURES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0514250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Corporate Circle, Suite 4000 Henderson, NV	89074-7722
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 866-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $3,608 based on a $0.0164 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,612,559 common shares as of April 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “US$” refer to United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Rostock Ventures Corp., unless otherwise indicated.

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

Current Business

On February 12, 2014, we entered into an Advisory Board Member Agreement with Todd Ellison pursuant to which Mr. Ellison will provide guidance on business and technology strategy issues on an as-needed basis. As compensation our company issued 200,000 restricted shares of our common stock to Todd Ellison, on March 6, 2014.  The agreement may be terminated on three days written notice from either party.

Effective March 12, 2014, we entered into a patent, technical information and trade mark license agreement with Windward International LLC pursuant to which our company acquired an exclusive license to use certain patents, technical information and trademarks for a term of 500 years, in exchange for 4,000,000 shares of our company’s common stock and a 2% royalty on all net sales derived from the use of the patents, technical information and trademark.

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

Our Business

We operate iWeedz.com, a technology platform that we acquired from Windward pursuant to the license agreement, to connect consumers with cannabis vendors and promote local marijuana commerce.  We will operate our technology platform through our website located at www.iWeedz.com and through our mobile application for Apple iOS and Android operating systems.  We will strive for simplicity and ease of use in our iWeedz website and mobile application, which we believe will set us apart from our competition. As of the date of this report, our website is not fully functional and our application for Apple iOS and Android operating systems has not been released.

iWeedz will provide a simple and quick process for consumers to find the right cannabis products to meet their needs.  Consumers who wish to use iWeedz must first create an account with iWeedz.  Membership for consumers is free.  Once an account is created, the member will be able to use iWeedz to locate local cannabis dispensaries to shop for cannabis products and to communicate with the dispensaries.  As the member uses the iWeedz website and application, the iWeedz technology will gather specific information about the member by tracking accessed content, ‘liked’ items, purchased items and the member’s profile.  iWeedz will then use this information to match the member with the right cannabis vendor or to find deals that may be of interest to the member.

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

Industry

According to eMarketer, a provider of digital marketing and media research, worldwide business-to-consumer ecommerce sales will increase by 20.1% in 2014 to reach $1.500 trillion.1  Growth will come primarily from the rapidly expanding online and mobile user bases in emerging markets, increases in m-commerce (mobile commerce) sales, and advancing shipping and payment options.  This growth can, in part, be attributed to the proliferation of mobile smartphones and other devices.

According to CCS Insight, a provider of market information, analysis and intelligence, over 6.6 billion mobile phones will be in use by the end of 2017 2.  Two-thirds of them will be smartphones, up from less than 25 percent in 2012. 3  The mobile and media analyst firm expected 1.86 billion mobile phones to be shipped in 2013, of which 53 percent would be smartphones. 4  At the same time, sales of tablets are rising at a staggering rate. Altogether, global shipments of smart mobile devices (smartphones and tablets) will increase 2.5 times between 2012 and 2017, to reach 2.1 billion units. 5  CCS Insight predicts that by 2017 the combined number of mobile phones and tablets in use will exceed the world’s population. 6

According to an October 21, 2013 article from eMarketer, mobile devices played a significant part in digital couponing in 2013 - more than 28% of people who own a mobile device redeemed a coupon in 2013. Nearly 70% of mobile coupon users will access coupons via their smartphones.  eMarketer expected one-third of all smartphone users ages 18 and older, or 42.1 million people, to use a coupon obtained via app, mobile internet, mobile barcode or SMS (text messaging) in 2013.  The U.S. adult smartphone coupon user base was up 40.9% in 2013, following 60.6% growth in 2012.  New smartphone users, as well as the growing popularity of new mobile apps, local deals, and the integration of couponing into social networks will help fuel increases. 7

We believe that the adoption of location-based technologies will further contribute to this growth.  Location-based services provide location-specific services to users whose location is ascertained through GPS or wireless networks.  The market for location-based services already stands at $2.9 billion, and was expected to rise to $8.3 billion by 2014, according to market research firm Gartner. 8  Market research firm ABI was even more bullish on the sector: it predicted that location-based services would generate $14 billion in 2014. 9

Finally, the retail marijuana market in the U.S. is estimated at approximately $30 billion, according to a cover story in the financial publication “Barron’s” (Barron’s cover story June 3, 2013 10).  Currently 21 states and the District of Columbia have legalized marijuana for medicinal use, with Colorado and Washington also approving recreational use. It is predicted that other states will soon follow these trends towards legalizing marijuana for medicinal use and recreational use.

1
“Global B2C Ecommerce Sales to Hit $1.5 Trillion This Year Driven by Growth in Emerging Markets.” eMarketer: February 3, 2014. Obtained at:  http://www.emarketer.com/Article/Global-B2C-Ecommerce-Sales-Hit-15-Trillion-This-Year-Driven-by-Growth-Emerging-Markets/1010575, March 2014.

2
“Mobile Phone Sales Will Hit 1.86 Billion in 2013 as Strong Smartphone Growth Continues.” CCS Insight: June 10, 2013. Obtained at:  http://www.ccsinsight.com/press/company-news/1655-mobile-phone-sales-will-hit-186-billion-in-2013-as-strong-smartphone-growth-continues, March 2014.

3	Ibid.

4	Ibid.

5	Ibid.

6	Ibid.

7
“Majority of US Internet Users Will Redeem Digital Coupons in 2013.” eMarketer: October 21, 2013. Obtained at:  http://www.emarketer.com/Article/Majority-of-US-Internet-Users-Will-Redeem-Digital-Coupons-2013/1010313, March 2014.

8	“Apple, Google Collect User Data.” The Wall Street Journal: April, 22, 2011. Obtained at: http://online.wsj.com/article/SB10001424052748703983704576277101723453610.html, March 2014.

9	“Why Social Media Should Welcome Location-Based Services.” Businessweek: September 7, 2009. Obtained at: http://www.businessweek.com/technology/content/sep2009/tc20090927_138649.htm, March 2014.

10	“Should Pot Be Legal?” Barron’s: June 3, 2013. Obtained at: http://online.barrons.com/article/SB50001424052748704509304578511261557343002.html#articleTabs_article%3D1, March 2014.

Plan of Operation

On February 11, 2014, we soft launched our website. As of the date of this Report, our website is not fully functional and we are working to further develop the site. We are still in development for our mobile application for Apple iOS and Android operating systems.

To increase brand awareness and draw traffic to our website and mobile application, our company will utilize the techniques described herein under the section entitled “Marketing and Advertising.” Our company may look to hire an outside marketing firm to gain greater exposure to marijuana dispensaries, deepen our relationships with existing member vendors and attract new dispensaries.

Our company will strive to achieve the following objectives:

•	Attract consumers in local marijuana markets.
•	Grow our base of consumers and vendors.
•	Build the brand into a household name.
•	Establish our company as a trusted resource for consumers and vendors.
•	Invest in research and development to improve the features, functionality and technology of our iWeedz platform.
•	Improve our market intelligence to further customize deals, offers and discounts on cannabis products to meet the needs of our member consumers.
•	Expand our business nationally.

Marketing and Advertising

Our company will utilize a variety of marketing and advertising techniques to create a local, community-focused platform for cannabis businesses and consumers, and to raise awareness of the iWeedz brand. These techniques include online methods, traditional methods, and word-of-mouth advertising. Our company will also engage a marketing firm to create and develop strong relationships with marijuana dispensaries.

Online methods

•	Website: Our company will use search engine optimization to draw traffic to our website.
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

•
Internet advertising: Our company will use a combination of Internet advertising, including cost-per-click, Google AdWords, tags, and banner ads as appropriate. This multi-pronged effort will help generate interest in our company from the online community and general public.

Traditional methods

•
Public relations: Our company intends to build a strong public relations campaign via appropriate media outlets. Public relations efforts will include advertising, community support and approval, customer relations, print articles, press releases, and events.

•
Television advertising: Our company recognizes that television advertising is still an effective means of reaching a large target population. For this reason our company will advertise on cable channels or area affiliates of major networks such as CBS, NBC, ABC, and Fox.

Word of Mouth

•
Our company is committed to offering a superior online experience in order to generate a solid and positive reputation within the marijuana industry. It is our goal for iWeedz’s users to recommend our company’s services to their friends, family members, and professional peers. Through this simple marketing tactic, it is our hope that iWeedz will become recognized as the industry’s online marketplace leader.

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

Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as superior name recognition, substantially greater financial, technical and other resources and longer operating histories in relevant geographies. We believe that we will be able to compete on the basis of our simple and easy to use website and mobile application and our centered attention on the local marijuana industry. We hope that by focusing solely on marijuana, we will be able to become a trusted name for consumers and businesses in the marijuana industry. Further, we will build upon our following strengths:

•	Free membership for consumers.
•	Social media incorporation.
•	Complex technology made simple.
•	Integration with mobile application.
•	Extensive, categorical searchability.
•	Sleek, user-friendly site design.
•	Focus on local, individual communities.

Intellectual Property

Our company acquired an exclusive license to use certain patents, technical information and trademarks for a term of 500 years, pursuant to the license agreement with Windward dated March 12, 2014, including the domain names www.iWeeds.com, www.iWeedz.com and the platform that powers iWeeds.com.

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

Additionally, a variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We intend to post privacy policies and practices concerning the collection, use and disclosure of member data on our website and application. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles, could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of consumer members or vendors and adversely affect our business. Federal and state governmental authorities also continue to evaluate the privacy implications inherent in the use of third party web “cookies” for behavioral advertising. The regulation of these “cookies” and other current online advertising practices could adversely affect our business.

Employees

Other than our sole officer and director, we have no significant employees.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Related to Our Business

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2014 we have incurred aggregate net losses of $498,326. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when vendors will utilize our iWeedz.com technology platform, the demand for our technology platform, and the level of competition and general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization or licensing of our technology platform, which is subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology platform gains market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $65,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to market the iWeedz.com technology platform will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

•	support our planned growth and carry out our business plan;
•	hire top quality personnel for all areas of our business; and
•	address competing technological and market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful commercialization of our technology platform. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a successful technology platform or achieve commercial acceptance of our iWeedz.com technology platform or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and the commercialization of our technology platform, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the commercialization of our technology platform and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our iWeedz.com technology platform, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our technology platform is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services and technologies. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization and costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 100,000,000 shares of common stock and 10,000,000 preferred shares with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We do not own interests in any real property. We are currently using a portion of our chief executive officer’s home as our corporate headquarters and we use this space free of charge. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. All communications to our company may be directed to our Registered Agent, InCorp Services, Inc., at 2360 Corporate Circle, Suite 4000, Henderson, NV 89074-7722, Phone: (702) 866-2500.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTC Bulletin Board since April 24, 2009 under the symbol “ROSV.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)

Quarter Ended	High	Low

December 31, 2014	$0.01	$0.002
September 30, 2014	$0.04	$0.0055
June 30, 2014	$0.092	$0.0101
March 31, 2014	$0.149	$0.013
December 31, 2013	$0.028	$0.0052
September 30, 2013	$0.026	$0.0028
June 30, 2013	$0.008	$0.0022
March 31, 2013	$0.008	$0.0022
December 31, 2012	$0.009	$0.0032

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121 (Telephone: (801) 274-1088) is the registrar and transfer agent for our common shares.

Holders

As of March 25, 2015, our company had 5 holders of record of our common stock. As of such date, 41,612,559 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2014.

On February 5, 2014, we entered into an unsecured convertible promissory note for the principal sum of $10,000 plus simple interest at the rate of 10% per annum. The note shall mature two years from the date of issuance and has a conversion price of $0.005 per share.  These securities were issued pursuant to one person relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 25, 2014, we entered into an unsecured convertible promissory note for the principal sum of $7,500 plus simple interest at the rate of 10% per annum. The note shall mature two years from the date of issuance and has a conversion price of $0.005 per share.  These securities were issued pursuant to one person relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 15, 2014, we entered into an unsecured convertible promissory note for the principal sum of $4,015 plus simple interest at the rate of 10% per annum. The note shall mature two years from the date of issuance and has a conversion price of $0.003 per share.  These securities were issued pursuant to one person relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 30, 2014, we entered into an unsecured convertible promissory note for the principal sum of $5,000 plus simple interest at the rate of 10% per annum. The note shall mature two years from the date of issuance and has a conversion price of $0.01 per share.  These securities were issued pursuant to one person relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 10, 2014, we entered into an unsecured convertible promissory note for the principal sum of $6,000 plus simple interest at the rate of 10% per annum. The note shall mature two years from the date of issuance and has a conversion price of $0.005 per share.  These securities were issued pursuant to one person relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 4, 2015, we entered into an unsecured convertible promissory note for the principal sum of $9,500 plus simple interest at the rate of 10% per annum. The note shall mature two years from the date of issuance and has a conversion price of $0.005 per share.  These securities were issued pursuant to one person relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 2, 2015, we amended various convertible promissory notes to correct a clause in the convertible promissory notes that the conversions would be at the option of the holder and not at the option of our company.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Results of Operations for the Years Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013 which are included herein.

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended
	December 31,
	2014		2013

Revenue	$	Nil	$	Nil
Consulting fees		$9,800	$	Nil
General and administrative		$2,923		$10,172
License fee		$396,000	$Nil
Management fees		$24,000		$24,000
Professional fees		$30,896		$33,300
Total other (income) expense		$34,707		$(468)
Net Loss		$(498,326)		$(67,004)

Operating Revenues

During the years ended December 31, 2014 and 2013, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2014 was $463,619 compared with $67,472 for the year ended December 31, 2013. The increase in operating expense was attributed to an impairment of the license fee of $396,000.

Net loss for the year ended December 31, 2014 was $498,326 compared with $67,004 for the year ended December 31, 2013. In addition to operating losses, our company incurred $34,707 of interest and accretion expense during the year ended December 31, 2014 compared to $18,632 for the year ended December 31, 2013 relating to interest and accretion for our company’s convertible debentures.  During the year ended December 31, 2013, our company recorded a gain on forgiveness of debt of $19,100.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2014	2013

Current Assets	$256	$4,524
Current Liabilities	$352,945	$308,734
Working Capital (deficit)	$(352,689)	$(304,210)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Cash provided by (used in) Operating Activities	$(36,783)	$(59,276)
Cash provided by (used in) Investing Activities	$ Nil	$ Nil
Cash provided by (used in) Financing Activities	$32,515	$63,800
Net Increase (Decrease) in Cash	$(4,268)	$4,524

As at December 31, 2014, our cash balance and total assets were $256 compared to $4,524 as at December 31, 2013. The decrease was due to the use of cash for operating activities as our company had significant operating expenses that were covered only by cash flow received from financing activities.

As at December 31, 2014, we had total liabilities of $368,530 compared with total liabilities of $309,170 as at December 31, 2013. The increase in total liabilities was attributed to an increase in accounts payable and accrued liabilities of $17,045 as our company had limited cash flows to repay outstanding obligations as they became due, an increase of $23,730 to related parties for unpaid management fees, and $18,585 for the net effects of additional notes payable that were issued during the year as part of our company’s financing activities.

As at December 31, 2014, we had a working capital deficit of $352,689 compared with a working capital deficit of $304,210 as at December 31, 2013. The increase in working capital deficit was due to additional notes payable that were issued during the year that were used to repay outstanding obligations, and the fact that accounts payable and accrued liabilities increased due to the inability of our company to raise sufficient cash flow to repay outstanding obligations as they became due.

Cashflow from Operating Activities

During the year ended December 31, 2014, we used $36,783 of cash for operating activities compared to the use of $59,276 of cash for operating activities during the year ended December 31, 2013. The decrease in cash used for operating activities was due to the fact that our company was limited to available cash on hand and amounts received from financing activities to repay outstanding operating activities during the year.

Cashflow from Investing Activities

During the years ended December 31, 2014 and 2013, we did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2014, we received $32,515 of cash from financing activities compared to $63,800 for the year ended December 31, 2013. We received all proceeds from issuances of notes payable to both related parties and non-related parties.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount

General and administrative expenses	$6,000
Management fees	$24,000
Professional fees	$35,000
Total	$65,000

We will require additional funds of approximately $65,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

Our company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our company does not have a source of revenue sufficient to cover our operation costs giving substantial doubt for it to continue as a going concern. Our company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that our company will be successful in either situation in order to continue as a going concern. Our company is funding our initial operations by way of issuing founder’s shares.

Our officers and directors have committed to advancing certain operating costs of our company, including legal, audit, transfer agency and edgarizing costs.

In order to continue as a going concern, our company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that our company will be successful in accomplishing any of our plans.

The ability of our company to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. Our company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, share based compensation, and deferred income tax asset valuation allowances.  Our company bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of December 31, 2014 and December 31, 2013, there were no cash equivalents.

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

Foreign Currency Translation

Our company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars. Foreign currency transactions are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Our company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014 and December 31, 2013, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2014 and December 31, 2013, our company did not grant any stock options.

Recent Accounting Pronouncements

Our company has limited operations and is considered to be in the development stage.  During the period ended June 30, 2014, our company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows our company to remove the inception to date information and all references to development stage.

Our company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ROSTOCK VENTURES CORP.

Financial Statements

For the Period Ended December 31, 2014 (unaudited) and December 31, 2013

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rostock Ventures Corp.

We have audited the accompanying balance sheets of Rostock Ventures Corp. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. as of December 31, 2014 and 2013, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

April 10, 2015
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

ROSTOCK VENTURES CORP.
Balance Sheets

	December 31, 2014 $	December 31, 2013 $
ASSETS

Current assets
Cash	256	4,524

Total assets	256	4,524

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	58,834	41,789
Due to related parties	65,799	42,069
Notes payable, net of unamortized discount of $2,564 and $nil, respectively	58,936	55,500
Notes payable – related party	169,376	169,376

Total current liabilities	352,945	308,734

Non-current liabilities
Notes payable, net of unamortized discount of $10,792 and $5,564, respectively	10,723	436
Notes payable – related party, net of unamortized discount of $6,138 and $nil, respectively	4,862	–

Total liabilities	368,530	309,170

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 100,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 45,612,559 and 41,412,559 common shares, respectively	45,612	41,412
Additional paid-in capital	554,926	124,428
Accumulated deficit	(968,812)	(470,486)

Total Stockholders’ Deficit	(368,274)	(304,646)

Total Liabilities and Stockholders’ Deficit	256	4,524

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations

	Year ended December 31, 2014 $	Year ended December 31, 2013 $

Revenues	–	–

Operating Expenses
Consulting fees	9,800	–
General and administrative	2,923	10,172
License fee	396,000	–
Management fees	24,000	24,000
Professional fees	30,896	33,300
Total Operating Expenses	463,619	67,472

Loss Before Other Income (Expense)	(463,619)	(67,472)

Other Income (Expense)
Gain on forgiveness of debt	–	19,100
Interest and accretion expense	(34,707)	(18,632)

Net Loss	(498,326)	(67,004)

Net Loss per Share – Basic and Diluted	(0.01)	–

Weighted Average Shares Outstanding – Basic and Diluted	45,128,827	41,412,559

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows

	Year ended December 31, 2014 $	Year ended December 31, 2013 $
Operating Activities
Net loss	(498,326)	(67,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	11,455	436
Gain on forgiveness of debt	–	(19,100)
Imputed interest	3,513	3,514
Shares issued for consulting services	9,800	–
Shares issued for license fees	396,000	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,045	15,378
Due to related party	23,730	7,500

Net Cash Used In Operating Activities	(36,783)	(59,276)

Financing Activities
Proceeds from note payable	21,515	41,000
Proceeds from note payable – related party	11,000	22,800

Net Cash Provided By Financing Activities	32,515	63,800

Increase (Decrease) in Cash	(4,268)	4,524

Cash – Beginning of Period	4,524	–

Cash – End of Period	256	4,524

Non Cash Investing and Financing Activities
Shares issued to acquire intangible assets	396,000	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Stockholders’ Deficit
From January 1, 2013 to December 31, 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – December 31, 2012	41,412,559	41,412	114,914	(403,482)	(247,156)

Imputed interest	–	–	3,514	–	3,514

Beneficial conversion feature	–	–	6,000	–	6,000

Net loss for the year	–	–	–	(67,004)	(67,004)

Balance – December 31, 2013	41,412,559	41,412	124,428	(470,486)	(304,646)

Imputed interest	–	–	3,513	–	3,513

Beneficial conversion feature	–	–	25,385	–	25,385

Shares issued for license fees	4,000,000	4,000	392,000	–	396,000

Shares issued for consulting fees	200,000	200	9,600	–	9,800

Net loss for the year	–	–	–	(498,326)	(498,326)

Balance – December 31, 2014	45,612,559	45,612	554,926	(968,812)	(368,274)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2014, the Company has not earned revenue, has a working capital deficit of $352,689, and an accumulated deficit of $968,812. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2014 and 2013, there were no cash equivalents.

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

k) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014 and 2013, the Company has no items representing comprehensive income or loss.

l) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2014 and 2013, the Company did not grant any stock options.

ROSTOCK VENTURES CORP.
Notes to the Financial Statements

2. Summary of Significant Accounting Policies (continued)

m) Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Notes Payable

a) As at December 31, 2014, the Company owes $134,245 (2013 - $134,245) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, and are due on demand.  As at December 31, 2014, accrued interest of $43,352 (2013 - $31,725) has been recorded in accounts payable and accrued liabilities.

b) As at December 31, 2014, the Company owes $35,131 (2013 - $35,131) of notes payable to shareholders of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.  As at December 31, 2014, the Company has recorded imputed interest calculated at 10% per annum, of $18,932 (2013 - $15,419) which is recorded as additional paid-in capital.

c) As at December 31, 2014, the Company owes $55,500 (2013 - $55,500) of notes payable to non-related parties. The amounts owing is unsecured, due interest at 10% per annum, and due on demand. As at December 31, 2014, the Company has recorded accrued interest of $10,894 (2013 - $5,344) has been recorded in accounts payable and accrued liabilities.

d) On April 25, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $7,500. The amount owing is unsecured, due interest at 10% per annum, is due on April 25, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $7,500 and during the year ended December 31, 2014, recorded accretion expense of $2,568. As at December 31, 2014, the carrying value of the note payable is $2,568 (2013 - $nil) and accrued interest of $514 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

e) On May 15, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $4,015. The amount owing is unsecured, due interest at 10% per annum, is due on May 15, 2016 and is convertible into common shares of the Company at $0.003 per share. The Company recorded beneficial conversion feature of $535 and during the year ended December 31, 2014, recorded accretion expense of $169. As at December 31, 2014, the carrying value of the note payable is $3,648 (2013 - $nil) and accrued interest of $253 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

f) On February 5, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, is due on February 5, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $10,000 and during the year ended December 31, 2014, recorded accretion expense of $4,507. As at December 31, 2014, the carrying value of the note payable is $4,507 (2013 - $nil) and accrued interest of $901 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

ROSTOCK VENTURES CORP.
Notes to the Financial Statements

3. Notes Payable (continued)

g) On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 8, 2015 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $6,000 and during the year ended December 31, 2014, recorded accretion expense of $3,000. As at December 31, 2014, the carrying value of the note payable is $3,436 (2013 - $436) and accrued interest of $687 (2013 - $87) has been recorded in accounts payable and accrued liabilities.

h) On July 30, 2014, the Company entered into a loan agreement with a related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, is due on July 30, 2016 and is convertible into common shares of the Company at $0.01 per share. The Company recorded beneficial conversion feature of $4,950 and during the year ended December 31, 2014, recorded accretion expense of $1,044. As at December 31, 2014, the carrying value of the note payable is $1,094 (2013 - $nil) and accrued interest of $211 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

i)  On November 10, 2014, the Company entered into a loan agreement with a related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 10, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $2,400 and during the year ended December 31, 2014, recorded accretion expense of $168. As at December 31, 2014, the carrying value of the note payable is $3,768 (2013 - $nil) and accrued interest of $84 (2013 - $nil) has been recorded in accounts payable and accrued liabilities.

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

5. Related Party Transactions

a) As at December 31, 2014, the Company owed $65,799 (2013 - $42,069) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) During the year ended December 31, 2014, the Company incurred $24,000 (2013 - $24,000) of management fees to the President and Director of the Company. The Company is committed to monthly management fees of $1,000 until such time as the agreement is cancelled by the President and Director or by the Company. During August 2011, the agreement was amended increasing the management fee to $2,000 per month.

c) As at December 31, 2014, the Company owed $169,376 (2013 - $169,376) in short-term notes payable and $4,862 (2013 - $nil) in non-current notes payable to shareholders of the Company.  Refer to Notes 3(a), (b), (h), and (i).

ROSTOCK VENTURES CORP.
Notes to the Financial Statements

6. Common Shares

a) On February 12, 2014, the Company entered into an agreement to issue 200,000 common shares at $0.049 per share to a member of the Company’s Board of Advisors for services relating to business and technology strategy issues. The common shares were issued on March 6, 2014.

b) On March 12, 2014, the Company issued 4,000,000 common shares with a fair value of $396,000 to Windward International, LLC for the license agreement as noted in Note 4.  The common shares were valued using the end-of-day trading price for the Company’s common shares on the date of issuance.

7. Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2014 with the exception of the following:

a) On March 4, 2015, the Company entered into a loan agreement with a related party for proceeds of $9,500. The amount owing is unsecured, due interest at 10% per annum, and is due on March 4, 2017. The loan is convertible into common shares of the Company at a conversion price of $0.005 per share.

b) On April 2, 2015, the Company amended various convertible promissory notes to correct a clause in the convertible promissory notes that the conversions would be at the option of the holder and not at the option of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 12, 2015, we formally informed M&K CPAS, PLLC of their dismissal as our company’s independent registered public accounting firm.

The reports of M&K CPAS, PLLC on our company’s financial statements as of and for the fiscal years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about our company’s ability to continue as a going concern.

Our company’s board of directors participated in and approved the decision to change independent registered public accounting firms.

During the fiscal years ended December 31, 2013 and 2012, and through March 12, 2015, there have been no disagreements with M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of M&K CPAS, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On March 16, 2015, our company engaged PLS CPA as our new independent registered public accounting firm. During the two most recent fiscal years and through March 12, 2015, our company had not consulted with PLS CPA regarding any of the following:

(i)	The application of accounting principles to a specific transaction, either completed or proposed;
(ii)
The type of audit opinion that might be rendered on our company’s financial statements, and none of the following was provided to our company:  (a) a written report, or (b) oral advice that PLS CPA concluded was an important factor considered by our company in reaching a decision as to accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2014, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We did not have an Audit Committee – While not being legally obligated to have an audit committee, it is our management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our company’s financial statement. Currently our board of directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.
We did not maintain appropriate cash controls – As of December 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2014, our company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by COSO.

Continuing Remediation Efforts to Address Deficiencies in our Company’s Internal Control Over Financial Reporting

Once our company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our board of directors will nominate an audit committee or a financial expert on our board of directors.
2.	We will appoint additional personnel to assist with the preparation of our company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed

Gregory Rotelli	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	55	May 10, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gregory Rotelli – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Gregory Rotelli has acted as our president, chief executive officer, chief financial officer, secretary, treasurer and director since May 10, 2011. Mr. Rotelli has over 25 years’ experience in senior management for both public and early-stage private companies. Since 2006, Mr. Rotelli has been a principal of Pacific Coast Capital Group, LLC. He was the former chief operating officer for Direct Stock Market, an online investment bank for emerging growth venture capital financing. From 1995 to 1997, Mr. Rotelli was influential in helping Indie Music Online, where he supported local and individual artist in establishing their online presence and giving them an avenue to let consumers listen and buy un-discovered and un-represented music on-line. Furthermore, Mr. Rotelli was senior vice president of marketing for System Integrators leading the New Media Division for newspapers to have an Internet presence from decades of legacy software and out dated platforms, which included, but not limited to the Financial Times London, Reuters World Wide Wire Service, Oftenposten in Norway, Le Monde in Paris, Los Angeles Times and a majority of the largest publishers in the world. Mr. Rotelli was also senior vice president of US Search, the largest people and background search company on the Internet. His broad range of talent spans operational management, Internet development, new media strategy and capital acquisition. Mr. Rotelli has advised and negotiated in structured financings and early stage investment capital raising as well as numerous mergers and acquisitions. Mr. Rotelli has held lead positions in technology start-ups as well as with established technology and public companies. Mr. Rotelli currently serves on the boards of directors and strategic advisory boards of several technology, Internet, oil and gas, financial services and healthcare medical device companies.

Identification of Significant Employees

We have no significant employees other than Gregory Rotelli, our sole officer and director.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of our company’s audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was included with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K filed on March 29, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Rostock Ventures Corp., 2360 Corporate Circle, Suite 4000, Henderson, Nevada, 89074-7722.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2014 and December 31, 2013; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and December 31, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Gregory Rotelli(1)	2014	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000(2)
President, Chief Executive Officer,	2013	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000
Chief Financial Officer, Secretary Treasurer and Director

(1)	Mr. Rotelli was appointed as our company’s chief executive officer, chief financial, officer, secretary, treasurer and director on May 10, 2011.
(2)	During the year ended December 31, 2014, Gregory Rotelli accrued $24,000 (2013 - $24,000) in management fees.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Outstanding Equity Awards at Fiscal Year-End

No officer or director of our company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2014.

Long-Term Incentive Plans

There are no arrangements of plans in which we provide pension, retirement or similar benefits for our director or executive officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of our board of directors. Our board of directors as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 25, 2015, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class

Gregory Rotelli(2) 2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722	Nil Common Shares	Nil%

Directors and Executive Officers as a Group	Nil Common Shares	Nil%

Windward International LLC(3) 4625 West Nevso Dr., Ste 2 Las Vegas, NV 89103	4,000,000 Common Shares	8.77%

Over 5% Shareholders as a Group	4,000,000 Common Shares	8.77%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2015. As of March 25, 2015, we had 45,612,559 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Gregory Rotelli has acted as our president, chief executive officer, chief financial officer, secretary treasurer and director since May 10, 2011.
(3)	Richard Smith has voting and dispositive control over the 4,000,000 shares of our common stock, beneficially owned by Windward International LLC.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

As at December 31, 2014, our company owes $65,799 (2013 - $42,069) to our sole officer and director for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2014, our company incurred $24,000 (2013 - $24,000) of management fees to the sole officer and director of our company.

Other than the foregoing, none of the directors or executive officers of our company, nor any person of record who owned or was known to own beneficially more than 5% of our company’s outstanding shares of common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect our company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	disclosing such transactions in reports where required;
•	disclosing in any and all filings with the SEC, where required;
•	obtaining disinterested directors consent; and
•	obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Gregory Rotelli is not an independent director because he is also an executive officer of our company.

Item 14. Principal Accounting Fees And Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013

Audit fees		$9,800		$8,800
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$9,800		$8,800

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document;

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.02	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

Exhibit Number	Description

10.7	Promissory Note with Pop Holdings Ltd. dated May 29, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15*	Convertible Promissory Note with Robert Seeley dated May 15, 2014

10.16*	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014

10.17*	Convertible Promissory Note with Pop Holdings Ltd. dated November 10, 2014

10.18*	Convertible Promissory Note with H.E. Capital dated March 4, 2015

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.
(Registrant)

Dated: April 13, 2015	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2015	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)