Form 10-Q
period 2015-03-31
ROSTOCK VENTURES CORP
filed 2015-05-20
CIK 1396054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2015

                                       or

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

45,612,559 common shares issued and outstanding as of May 13, 2015.
                             ROSTOCK VENTURES CORP.

                              Financial Statements

      For the Period Ended March 31, 2015 (unaudited) and December 31, 2014

ROSTOCK VENTURES CORP.
Balance Sheets
(unaudited)

                                                                                    March 31, 2015      December 31, 2014
                                                                                    --------------      -----------------
                                                                                          $                    $
                                                                                      (unaudited)

ASSETS

Current assets
  Cash                                                                                     3,054                  256
                                                                                      ----------           ----------

Total assets                                                                               3,054                  256
                                                                                      ==========           ==========
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                69,190               58,834
  Due to related parties                                                                  71,799               65,799
  Notes payable, net of unamortized discount of $6,085
   and $2,564, respectively                                                               65,415               58,936
  Notes payable - related party                                                          169,376              169,376
                                                                                      ----------           ----------
Total current liabilities                                                                375,780              352,945

Non-current liabilities
  Notes payable, net of unamortized discount of $4,308
   and $10,792, respectively                                                               7,207               10,723
  Notes payable - related party, net of unamortized discount of $5,232
   and $6,138, respectively                                                               15,268                4,862
                                                                                      ----------           ----------

Total liabilities                                                                        398,255              368,530
                                                                                      ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                              --                   --
  Common Stock
    Authorized: 100,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 45,612,559 and 41,412,559 common shares, respectively         45,612               45,612
  Additional paid-in capital                                                             555,792              554,926
  Deficit accumulated during the development stage                                      (996,605)            (968,812)
                                                                                      ----------           ----------
Total Stockholders' Equity (Deficit)                                                    (395,201)            (368,274)
                                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity (Deficit)                                       3,054                  256
                                                                                      ==========           ==========

  (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations
(unaudited)

                                                  For the                  For the
                                             three months ended       three months ended
                                               March 31, 2015           March 31, 2014
                                               --------------           --------------
                                                     $                        $

Revenues                                                  --                       --
                                                ------------             ------------
Operating Expenses
  Consulting fees                                         --                    9,800
  General and administrative                             951                      690
  License fee                                             --                  396,000
  Management fees                                      6,000                    6,000
  Professional fees                                   10,848                   12,000
                                                ------------             ------------
Total Operating Expenses                              17,799                  424,490
                                                ------------             ------------

Loss Before Other Income                             (17,799)                (424,490)
                                                ------------             ------------
Other Income
  Interest and accretion expense                      (9,994)                  (6,729)
                                                ------------             ------------

Net Loss                                             (27,793)                (431,219)
                                                ============             ============

Net Loss per Share - Basic and Diluted                 (0.00)                   (0.01)
                                                ============             ============

Weighted Average Shares Outstanding -
 Basic and Diluted                                45,612,559               43,650,755
                                                ============             ============

  (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows
(unaudited)

                                                          For the                  For the
                                                     three months ended       three months ended
                                                       March 31, 2015           March 31, 2014
                                                       --------------           --------------
                                                             $                        $

Operating Activities
  Net loss                                                 (27,793)                (431,219)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                       3,869                    1,479
     Imputed interest                                          866                      866
     Shares issued for consulting services                      --                    9,800
     Shares issued for license fee                              --                  396,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities               10,356                    4,509
     Due to related party                                    6,000                    4,850
                                                        ----------               ----------
Net Cash Used In Operating Activities                       (6,702)                 (13,715)
                                                        ----------               ----------
Financing Activities
  Proceeds from note payable                                    --                   10,000
  Proceeds from note payable - related party                 9,500                       --
                                                        ----------               ----------
Net Cash Provided By Financing Activities                    9,500                   10,000
                                                        ----------               ----------

Increase (Decrease) in Cash                                  2,798                   (3,715)

Cash - Beginning of Period                                     256                    4,524
                                                        ----------               ----------

Cash - End of Period                                         3,054                      809
                                                        ==========               ==========

Non Cash Investing and Financing Activities
  Forgiveness of debt                                           --                       --
  Shares issued to acquire intangible assets                    --                  396,000
                                                        ----------               ----------
Supplemental Disclosures
  Interest paid                                                 --                       --
  Income tax paid                                               --                       --
                                                        ==========               ==========

  (The accompanying notes are an integral part of these financial statements)

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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2015, the Company has not earned revenue, has a working capital deficit of $372,726, and an accumulated deficit of $996,605. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31,
2015 and December 31, 2014, there were no cash equivalents.

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

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

j) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and December 31, 2014, the Company has no items representing comprehensive income or loss.

k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718,
COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March
31, 2015 and December 31, 2014, the Company did not grant any stock options.

l) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. NOTES PAYABLE

a)   As at March 31, 2015, the Company owes $143,745 (December 31, 2014 -
     $134,245) of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest ranging from 6-10% per annum, of which
     $134,245 are due on demand and $9,500 is due by March 4, 2017. As at March
     31, 2015, accrued interest of $46,292 (December 31, 2014 - $43,352) has been recorded in accrued liabilities.

b)   As at March 31, 2015, the Company owes $35,131 (December 31, 2014 -
     $35,131) of notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. As at March 31,
     2015, the Company has recorded imputed interest, calculated at 10% per annum, of $19,798 (December 31, 2014 - $18,932) which is recorded as additional paid-in capital.

c)   As at March 31, 2015, the Company owes $55,500 (December 31, 2013 -
     $55,500) of notes payable to non-related parties. The amounts owing is unsecured, due interest at 10% per annum, and due on demand. As at March
     31, 2015, the Company has recorded accrued interest of $12,262 (December
     31, 2014 - $10,894) has been recorded in accrued liabilities.

d)   On February 5, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, is due on February 5, 2016 and is convertible into common shares of the Company at $0.005 per share. The
     Company recorded beneficial conversion feature of $10,000 and during the period ended March 31, 2015, recorded accretion expense of $1,233. As at
     March 31, 2015, the carrying value of the note payable is $5,740 (December
     31, 2014 - $4,507) and accrued interest of $1,148 (December 31, 2014 -
     $901) has been recorded in accrued liabilities.

e)   On April 25, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $7,500. The amount owing is unsecured, due interest at 10% per annum, is due on April 25, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $7,500 and during the period ended March
     31, 2015, recorded accretion expense of $925. As at March 31, 2015, the carrying value of the note payable is $3,493 (December 31, 2014 - $2,568)
     and accrued interest of $699 (December 31, 2014 - $514) has been recorded in accounts payable and accrued liabilities.

f)   On May 15, 2014, the Company entered into a loan agreement with a non-related party for proceeds of $4,015. The amount owing is unsecured, due interest at 10% per annum, is due on May 15, 2016 and is convertible into common shares of the Company at $0.03 per share. The Company recorded beneficial conversion feature of $535 and during the period ended March 31,
     2015, recorded accretion expense of $66. As at March 31, 2015, the carrying value of the note payable is $3,714 (December 31, 2014 - $3,648) and accrued interest of $352 (December 31, 2014 - $253) has been recorded in accounts payable and accrued liabilities.

g)   On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 8, 2015 and is convertible into common shares of the Company at $0.005 per share. The
     Company recorded beneficial conversion feature of $6,000 and during the period ended March 31, 2015, recorded accretion expense of $740. As at
     March 31, 2015, the carrying value of the note payable is $4,175 (December
     31, 2014 - $3,436) and accrued interest of $835 (December 31, 2014 - $687)
     has been recorded in accounts payable and accrued liabilities.

h)   On July 30, 2014, the Company entered into a loan agreement with a related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, is due on July 30, 2016 and is convertible into common shares of the Company at $0.01 per share. The Company recorded beneficial conversion feature of $4,950 and during the period ended March 31, 2015, recorded accretion expense of $610. As at March 31, 2015, the carrying value of the note payable is $1,705 (December 31, 2014 - $1,094) and accrued interest of $334 (December 31, 2014 - $211) has been recorded in accounts payable and accrued liabilities.

3. NOTES PAYABLE (continued)

i)   On November 10, 2014, the Company entered into a loan agreement with a related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 10, 2016 and is convertible into common shares of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $2,400 and during the period ended March
     31, 2015, recorded accretion expense of $296. As at March 31, 2015, the carrying value of the note payable is $4,064 (December 31, 2014 - $3,768)
     and accrued interest of $232 (December 31, 2014 - $84) has been recorded in
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

5. RELATED PARTY TRANSACTIONS

a)   As at March 31, 2015, the Company owed $71,799 (December 31, 2014 -
     $65,799) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)   During the period ended March 31, 2015, the Company incurred $6,000 (March
     31, 2014 - $6,000) of management fees to the President and Director of the
     Company.

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

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2015 with the exception of the following:

a)   In April 2015, the Company authorized the issuance of 13,500,000 common shares to settle $67,500 of notes payable, as noted in Note 3(b).

b)   In April 2015, the Company authorized the issuance of 4,500,000 common shares to settle $22,500 of notes payable and accrued interest, as noted in
     Note 3(a).

c)   In April 2015, the Company authorized the issuance of 8,900,000 common shares to settle $44,500 of notes payable and accrued interest, as noted in
     Notes 3(a), (g), and (h).

d)   In April 2015, the Company authorized the issuance of 9,000,000 common shares to settle $45,000 of notes payable and accrued interest, as noted in
     Notes 3(c), (d), and (f).

e)   In April 2015, the Company authorized the issuance of 9,000,000 common shares to settle $45,000 of notes payable and accrued interest, as noted in
     Note 3(c).

                                       10
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

                                       11
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

iWeedz will provide a simple and quick process for consumers to find the right cannabis products to meet their needs. Consumers who wish to use iWeedz must first create an account with iWeedz. Membership for consumers is free. Once an account is created, the member will be able to use iWeedz to locate local cannabis dispensaries to shop for cannabis products and to communicate with the dispensaries. As the member uses the iWeedz website and application, the iWeedz technology will gather specific information about the member by tracking accessed content, `liked' items, purchased items and the member's profile.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2014.

Our operating expenses for the three month periods ended March 31, 2015 and
March 31, 2014 are outlined in the table below:

                                       12
                                                Three months        Three months
                                                   ended               ended
                                                  March 31,           March 31,
                                                    2015                2014
                                                  --------            --------
Consulting fees                                   $    Nil            $  9,800
General and administrative                        $    951            $    690
License fee                                       $    Nil            $396,000
Management fees                                   $  6,000            $  6,000
Professional fees                                 $ 10,848            $ 12,000
Interest and amortization expense                 $  9,994            $  6,729
                                                  --------            --------
Net Loss                                          $ 27,793            $431,219
                                                  ========            ========

OPERATING REVENUES

For the three months ended March 31, 2015, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended March 31, 2015 were $17,799 compared with $424,490 for the three months ended March 31, 2014. The decrease in operating expenses was attributed to a decrease in professional fees of
$1,152, in the license fee of $396,000 and a decrease in consulting fees of
$9,800.

Net loss for the three months ended March 31, 2015 was $27,793 compared with
$431,219 for the three months ended March 31, 2015. In addition to operating expenses, our company incurred interest and amortization expense of $9,994 (2014
- $6,729) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                  As at                As at
                                                 March 31,          December 31,
                                                   2015                2014
                                                ----------          ----------
Current Assets                                  $    3,054          $      256
Current Liabilities                             $  375,750          $  352,945
                                                ----------          ----------
Working Capital (deficiency)                    $ (372,726)         $ (352,689)
                                                ==========          ==========

CASH FLOWS

                                                  Three Months      Three Months
                                                     Ended             Ended
                                                   March 31,         March 31,
                                                     2015              2014
                                                   --------          --------
Net cash provided (used) in operating activities   $ (6,702)         $(13,715)
Net cash used in investing activities              $     --          $     --
Net cash provided by financing activities          $  9,500          $ 10,000
                                                   --------          --------
Net increase (decrease) in cash                    $  2,798          $ (3,715)
                                                   ========          ========

As at March 31, 2015, our cash balance and total assets were $3,054 compared to
$256 as at December 31, 2014. The decrease in cash and total assets was due to the fact that our company used all financing proceeds for operating costs.

                                       13
As at March 31, 2015, we had total liabilities of $398,255 compared with total liabilities of $368,530 as at December 31, 2014. The increase in total liabilities was due to an increase in amounts due to related parties of $6,000, an increase in accounts payable and accrued liabilities of $10,356 and increase in note payable-related party of $9,500.

As at March 31, 2015, we had a working capital deficit of $372,726 compared with a working capital deficit of 352,689as at December 31, 2014. The increase in working capital is due to the fact that proceeds received from the issuance of convertible debentures were used primarily for operating activities.

CASHFLOW FROM OPERATING ACTIVITIES

During the three months ended March 31, 2015, we used $6,702 of cash for operating activities compared to the use of $13,715 of cash for operating activities during the three months ended March 31, 2014. The decrease is due to timing differences as our company was also limited to the amount of cash flow available for operating costs due to lack of sufficient cash flow.

CASHFLOW FROM INVESTING ACTIVITIES

During the three months ended March 31, 2015and 2014, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the three months ended March 31, 2015, we received proceeds of $9,500 in financing activities from proceeds from a note payable by a related party.
During the three months ended March 31, 2014, we received proceeds of $10,000 relating from the issuance of a note payable from a related party.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

As at March 31, 2015, we have not earned revenue, have a working capital deficit of $372,726, and an accumulated deficit of $996,605. Our continuation as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from our future operations. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

                                       14
CRITICAL ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. Our company's fiscal year end is December 31.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31,
2015 and December 31, 2014, there were no cash equivalents.

MINERAL PROPERTY COSTS

Our company has been in the exploration stage since its formation on November 2,
2006 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

                                       15
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

COMPREHENSIVE LOSS

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and December 31, 2014, our company has no items representing comprehensive income or loss.

                                       16
STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718,
Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March
31, 2015 and December 31, 2014, our company did not grant any stock options.

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

                                       17
ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2015, we entered into a partial debt settlement agreement with
Robert W. Seeley to convert $45,000 of debt owing to Mr. Seeley into 9,000,000 common shares issued by our company at a deemed price of $0.005. We issued an aggregate of 9,000,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 30, 2015, we entered into a partial debt settlement agreement with
Robert W. Seeley to convert $45,000 of debt owing to Mr. Seeley into 9,000,000 common shares issued by our company at a deemed price of $0.005. We issued an aggregate of 9,000,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 30, 2015, we entered into a partial debt settlement agreement with
Tucker Investments to convert $67,500 of debt owing to Tucker Investments into
13,500,000 common shares issued by our company at a deemed price of $0.005. We issued an aggregate of 13,500,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an
offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 30, 2015, we entered into a partial debt settlement agreement with Pop
Holdings Ltd. to convert $44,500 of debt owing to Pop Holdings Ltd. into
8,900,000 common shares issued by our company at a deemed price of $0.005. We issued an aggregate of 8,900,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an
offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

On April 30, 2015, we entered into a partial debt settlement agreement with
Aspir Corporation to convert $45,000 of debt owing to Aspir Corporation into
9,000,000 common shares issued by our company at a deemed price of $0.005. We issued an aggregate of 9,000,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an
offshore transaction relying on Regulation S of the Securities Act of 1933, as amended..

On April 30, 2015, we entered into a partial debt settlement agreement with H.E.
Capital, S.A. to convert $22,500 of debt owing to H.E. Capital, S.A.into
4,500,000 common shares issued by our company at a deemed price of $0.005. We issued an aggregate of 4,500,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an
offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

                                       18
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

                                       19
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

10.15    Convertible Promissory Note with Robert Seeley dated May 15, 2014
         (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16    Convertible Promissory Note with Robert Seeley dated May 15, 2014
         (incorporated by reference to our Annual Report on Form 10-K filed on
         April 13, 2015)

10.17    Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014
         (incorporated by reference to our Annual Report on Form 10-K filed on
         April 13, 2015)

10.18    Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014
         (incorporated by reference to our Annual Report on Form 10-K filed on
         April 13, 2015)

10.19    Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014
         (incorporated by reference to our Annual Report on Form 10-K filed on
         April 13, 2015)

10.20    Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015

10.21    Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital

10.22    Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley

10.23    Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings

10.24    Partial Debt Settlement Agreement dated April 30, 2015 with Robert W.
         Seeley

10.25    Partial Debt Settlement Agreement dated April 30, 2015 with Tucker
         Investments

10.26    Partial Debt Settlement Agreement dated April 30, 2015 with Pop
         Holdings Ltd.

10.27    Partial Debt Settlement Agreement dated April 30, 2015 with Aspir
         Corporation

10.28    Partial Debt Settlement Agreement dated April 30, 2015 with H.E.
         Capital, S.A.

(14)     CODE OF ETHICS

14.1     Code of Ethics (incorporated by reference to our Annual Report on Form
         10-K filed on March 29, 2011)

                                       20
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
**   To be filed by amendment.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROSTOCK VENTURES CORP.
                                      (Registrant)

Dated: May 20, 2015               By: /s/ Gregory Rotelli
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

                                       21