Form 10-Q/A
period 2015-03-31
ROSTOCK VENTURES CORP
filed 2015-05-21
CIK 1396054

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the "AMENDMENT") to our quarterly report on Form 10-Q for the period ended March 31, 2015 (the "FORM 10-Q"), filed with the Securities and Exchange Commission on May 20, 2015 (the "ORIGINAL FILING DATE"), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS   XBRL Instance Document
101.SCH   XBRL Taxonomy Schema
101.CAL   XBRL Taxonomy Calculation Linkbase
101.DEF   XBRL Taxonomy Definition Linkbase
101.LAB   XBRL Taxonomy Label Linkbase
101.PRE   XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as
Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

                             ROSTOCK VENTURES CORP.

                              Financial Statements

      For the Period Ended March 31, 2015 (unaudited) and December 31, 2014

Balance Sheets (unaudited)..................................................  3

Statements of Operations (unaudited)........................................  4

Statements of Cash Flows (unaudited)........................................  5

Notes to the Financial Statements (unaudited)...............................  6

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

10.6 Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7 Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)

10.8 Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9 Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10 Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11 Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12 Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13 Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14 Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15 Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16 Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17 Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18 Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19 Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20 Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24 Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.25 Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.26 Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.27 Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.28 Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

(14)     CODE OF ETHICS

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

                                  ROSTOCK VENTURES CORP.
                                      (Registrant)


Dated: May 21, 2015               By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)