Form 10-Q/A
period 2015-03-31
ROSTOCK VENTURES CORP
filed 2015-07-23
CIK 1396054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment No. 2

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
EXPLANATORY NOTE

Our company is filing this Amendment No. 2 on Form 10-Q/A #2 (the "AMENDMENT")
to our amended quarterly report on Form 10-Q/A for the period ended March 31,
2015 (the "FORM 10-Q"), filed with the Securities and Exchange Commission on May
21, 2015 (the "ORIGINAL FILING DATE"), to refurnish Exhibits 10.24, 10.25,
10.26, 10.27 and 10.28 (collectively, the "EXHIBITS"). The previously filed
Exhibits were incorrect as those versions contained inaccurate information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2015, we entered into a partial debt settlement agreement with
Robert W. Seeley to convert $45,000 of debt owing to Mr. Seeley into 9,000,000 common shares issued by our company at a deemed price of $0.005. On July 21,
2015, these shares were issued.

On April 30, 2015, we entered into a partial debt settlement agreement with
Tucker Investments to convert $67,500 of debt owing to Tucker Investments into
13,500,000 common shares issued by our company at a deemed price of $0.005. On
July 21, 2015, these shares were issued.

On April 30, 2015, we entered into a partial debt settlement agreement with Pop
Holdings Ltd. to convert $44,500 of debt owing to Pop Holdings Ltd. into
8,900,000 common shares issued by our company at a deemed price of $0.005. On
July 21, 2015, these shares were issued.

On April 30, 2015, we entered into a partial debt settlement agreement with
Aspir Corporation to convert $45,000 of debt owing to Aspir Corporation into
9,000,000 common shares issued by our company at a deemed price of $0.005. On
July 21, 2015, these shares were issued.

On April 30, 2015, we entered into a partial debt settlement agreement with H.E.
Capital, S.A. to convert $22,500 of debt owing to H.E. Capital, S.A. into
4,500,000 common shares issued by our company at a deemed price of $0.005. On
July 21, 2015, these shares were issued.

We issued the above common shares to ten (10) non-US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

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

10.24*   Partial Debt Settlement Agreement dated April 30, 2015 with Robert W.
         Seeley

10.25*   Partial Debt Settlement Agreement dated April 30, 2015 with Tucker
         Investments

10.26*   Partial Debt Settlement Agreement dated April 30, 2015 with Pop
         Holdings Ltd.

10.27*   Partial Debt Settlement Agreement dated April 30, 2015 with Aspir
         Corporation

10.28*   Partial Debt Settlement Agreement dated April 30, 2015 with H.E.
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

                                  ROSTOCK VENTURES CORP.
                                      (Registrant)

Dated: July 23, 2015              By: /s/ Gregory Rotelli
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