Form 10-Q
period 2015-06-30
ROSTOCK VENTURES CORP
filed 2015-08-14
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2015

                                       or

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

45,612,559 common shares issued and outstanding as of August 12, 2015.

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

   Item 1.  Legal Proceedings............................................... 19

   Item 1A. Risk Factors.................................................... 19

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 19

   Item 3.  Defaults Upon Senior Securities................................. 19

   Item 4.  Mine Safety Disclosures......................................... 19

   Item 5.  Other Information............................................... 19

   Item 6.  Exhibits........................................................ 20

SIGNATURES ................................................................. 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

                             ROSTOCK VENTURES CORP.

                              Financial Statements

      For the Period Ended June 30, 2015 (unaudited) and December 31, 2014

Balance Sheets (unaudited)................................................... 4

Statements of Operations (unaudited)......................................... 5

Statements of Cash Flows (unaudited)......................................... 6

Notes to the Financial Statements (unaudited)................................ 7

ROSTOCK VENTURES CORP.
Balance Sheets
(unaudited)



                                                                                    June 30, 2015        December 31, 2014
                                                                                    -------------        -----------------
                                                                                          $                    $
                                                                                      (unaudited)
ASSETS

Current assets
  Cash                                                                                       389                  256
                                                                                      ----------           ----------

Total assets                                                                                 389                  256
                                                                                      ==========           ==========

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                68,865               58,834
  Due to related parties                                                                  77,799               65,799
  Notes payable, net of unamortized discount of $234 and $2,564, respectively             50,487               58,936
  Notes payable - related party                                                               --              169,376
                                                                                      ----------           ----------
Total current liabilities                                                                197,151              352,945

Non-current liabilities
  Notes payable, net of unamortized discount of $nil and $10,792, respectively                --               10,723
  Notes payable - related party, net of unamortized discount of $nil
   and $6,138, respectively                                                                9,500                4,862
                                                                                      ----------           ----------
Total liabilities                                                                        206,651              368,530
                                                                                      ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                              --                   --
  Common Stock
    Authorized: 100,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 90,512,559 and 41,412,559 common shares, respectively         90,512               45,612
  Additional paid-in capital                                                             717,681              554,926
  Deficit accumulated during the development stage                                    (1,014,455)            (968,812)
                                                                                      ----------           ----------
Total Stockholders' Equity (Deficit)                                                    (206,262)            (368,274)
                                                                                      ----------           ----------

Total Liabilities and Stockholders' Equity (Deficit)                                         389                  256
                                                                                      ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations
(unaudited)

                                            Three months      Three months       Six months         Six months
                                               ended             ended              ended              ended
                                           June 30, 2015     June 30, 2014      June 30, 2015      June 30, 2014
                                           ------------      ------------       ------------       ------------
                                                $                 $                  $                  $
Revenues                                             --                --                 --                 --
                                           ------------      ------------       ------------       ------------
Operating Expenses
  Consulting fees                                    --                --                 --              9,800
  General and administrative                      3,929               720              4,880              1,410
  License fee                                        --                --                 --            396,000
  Management fees                                 6,000             6,000             12,000             12,000
  Professional fees                               7,648            11,198             18,496             23,198
                                           ------------      ------------       ------------       ------------
Total Operating Expenses                         17,577            17,918             35,376            442,408
                                           ------------      ------------       ------------       ------------

Loss Before Other Income                        (17,577)          (17,918)           (35,376)          (442,408)
                                           ------------      ------------       ------------       ------------
Other Income
  Interest and accretion expense                (18,273)           (8,014)           (28,267)           (14,743)
  Gain on settlement of debt                     18,000                --             18,000                 --
                                           ------------      ------------       ------------       ------------

Net Loss                                        (17,850)          (25,932)           (45,643)          (457,151)
                                           ============      ============       ============       ============

Net Loss per Share - Basic and Diluted            (0.00)            (0.00)             (0.00)             (0.01)
                                           ============      ============       ============       ============

Weighted Average Shares Outstanding -
Basic and Diluted                            76,203,768        45,612,559         60,987,295         44,637,077
                                           ============      ============       ============       ============


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows
(unaudited)

                                                                Six months           Six months
                                                                  ended                ended
                                                              June 30, 2015        June 30, 2014
                                                              -------------        -------------
                                                                   $                    $
Operating Activities
  Net loss                                                        (45,643)            (457,151)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                             19,260                4,185
     Imputed interest                                               1,155                1,742
     Gain on settlement of debt                                   (18,000)                  --
     Shares issued for consulting services                             --                9,800
     Shares issued for license fee                                     --              396,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                      21,861                7,804
     Due to related party                                          12,000               11,730
                                                               ----------           ----------
Net Cash Used In Operating Activities                              (9,367)             (25,890)
                                                               ----------           ----------
Financing Activities
  Proceeds from note payable                                           --               21,515
  Proceeds from note payable - related party                        9,500                   --
                                                               ----------           ----------
Net Cash Provided By Financing Activities                           9,500               21,515
                                                               ----------           ----------

Increase (Decrease) in Cash                                           133               (4,375)

Cash - Beginning of Period                                            256                4,524
                                                               ----------           ----------

Cash - End of Period                                                  389                  149
                                                               ==========           ==========
Non Cash Investing and Financing Activities
  Shares issued to settle notes payable                            90,000                   --
  Shares issued to settle related party notes payable             134,500                   --
  Debt discount                                                        --               18,035
  Shares issued to acquire intangible assets                           --              396,000
                                                               ----------           ----------
Supplemental Disclosures
  Interest paid                                                        --                   --
  Income tax paid                                                      --                   --
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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2015, the Company has not earned revenue, has a working capital deficit of $196,762, and an accumulated deficit of $1,014,455. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2015 and December 31, 2014, there were no cash equivalents.

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

j) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015 and December 31, 2014, the Company has no items representing comprehensive income or loss.

k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2015 and December 31, 2014, the Company did not grant any stock options.

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

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)


3. NOTES PAYABLE

a)   As at June 30, 2015, the Company owes $9,500 (December 31, 2014 - $145,245)
     of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest ranging from 6-10% per annum, of which $nil (December 31, 2014 - $134,245) are due on demand and $9,500 (December 31, 2014 - $nil) is due by March 4, 2017. During the period ended June 30, 2015, the Company issued 20,732,800 common shares for the settlement of $103,664 of notes payable and accrued interest and assigned $87,947 of outstanding notes payable and accrued interest to non-related parties. As at June 30, 2015, accrued interest of $7,634 (December 31, 2014 - $48,527) has been recorded in accrued liabilities.

b) As at June 30, 2015, the Company owes $nil (December 31, 2014 - $35,131) of notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2015, the Company settled the outstanding notes payable with the issuance of 7,026,200 common shares. As at June 30, 2015, the Company has recorded imputed interest, calculated at 10% per annum, of $20,087 (December 31, 2014 - $18,932), which has been recorded in additional paid-in capital.

c)   As at June 30, 2015, the Company owes $3,015  (December 31, 2014 - $48,015)
     of notes payable to a non-related party. During the period ended June 30, 2015, the Company issued 9,000,000 common shares for the settlement of $45,000 of outstanding notes payable. The amount owing is unsecured, due interest at 10% per annum, is due on demand and convertible into common shares of the Company at $0.005 per share. During the period ended June 30, 2015, the Company recorded accretion expense of $12,990. As at June 30, 2015, the notes payable has a carrying value of $2,781, and has recorded accrued interest of $9,990 (December 31, 2014 - $8,370), which has been recorded in accrued liabilities.

d)   As at June 30, 2015, the Company owes $47,706 (December 31, 2014 - $35,000)
     of notes payable to non-related parties. During the period ended June 30, 2015, the Company issued 8,141,000 common shares for the settlement of $40,705 of outstanding notes payable and assigned accrued interest of $34,536 from related parties. The amounts owing are unsecured, due interest between 6-10% per annum, is due on demand and is convertible into common shares of the Company at $0.005 per share. As at June 30, 2015, accrued interest of $35,294 (December 31, 2014 - $nil) has been recorded in accrued liabilities.

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

5. RELATED PARTY TRANSACTIONS

a)   As at June 30, 2015, the Company owed $77,799 (December 31, 2014 - $65,799)
     to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) During the period ended June 30, 2015, the Company incurred $12,000 (June 30, 2014 - $12,000) of management fees to the President and Director of the Company.

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)


6. COMMON SHARES

a) On February 12, 2014, the Company entered into an agreement to issue 200,000 common shares at $0.049 per share to a member of the Company's Board of Advisors for services related to business and technology strategy issues. The common shares were issued on March 8, 2014.

b) On March 12, 2014, the Company issued 4,000,000 common shares with a fair value of $396,000 to Windward International, LLC for the license agreement as noted in Note 4. The common shares were valued using the end-of-day trading price for the Company's common shares on the date of issuance.

c) On April 30, 2015, the Company issued 26,900,000 common shares with a fair value of $107,600 to settle outstanding notes payable and accrued interest to related parties of $134,500. The gain on settlement of debt of $26,900 was recorded in additional paid-in capital.

d) On April 30, 2015, the Company issued 18,000,000 common shares with a fair value of $72,000 to settle outstanding notes payable and accrued interest to non-related parties of $90,000, resulting in a gain on settlement of debt of $18,000.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2015.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014.

Our operating expenses for the three and six month periods ended June 30, 2015 and June 30, 2014 are outlined in the table below:

                                    Three months         Three months          Six months           Six months
                                       ended                ended                ended                ended
                                      June 30,             June 30,             June 30,             June 30,
                                        2015                 2014                 2015                 2014
                                     ----------           ----------           ----------           ----------
Consulting fees                      $      Nil           $      Nil           $      Nil           $    9,800
General and administrative           $    3,929           $      720           $    4,880           $    1,410
License fee                          $      Nil           $      Nil           $      Nil           $  396,000
Management fees                      $    6,000           $    6,000           $   12,000           $   12,000
Professional fees                    $    7,648           $   11,198           $   18,496           $   23,198
Interest and accretion expense       $  (18,273)          $   (8,014)          $  (28,267)          $  (14,743)
Gain on settlement of debt           $   18,000           $      Nil           $   18,000           $      Nil
Net Loss                             $  (17,850)          $  (25,932)          $  (45,643)          $ (457,151)

OPERATING REVENUES

From November 2, 2006 (date of inception) to June 30, 2015, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended June 30, 2015 were $17,577 compared with $17,918 for the three months ended June 30, 2014. The decrease in operating expenses were attributed a reduction on professional fee offset by an increase in general and administrative expenses.

Net loss for the three months ended June 30, 2015 was $17,850 compared with $25,932 for the three months ended June 30, 2014. In addition to operating expenses, our company incurred interest and amortization accretion of $18,273(2014 - $8,014) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures and a gain on settlement of debt of $18,000 (2014-$nil).

Operating expenses for the six months ended June 30, 2015 were $35,376 compared with $442,408 for the six months ended June 30, 2014. The decrease in operating expenses was attributed to a reduction of license fees, consulting fees and professional fees.

Net loss for the six  months  ended  June 30,  2015 was  $45,643  compared  with
$457,151 for the six months ended June 30, 2014. In addition to operating expenses, our company incurred interest and amortization accretion of $28,267(2014 - $14,743) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures and a gain on settlement of debt of $18,000 (2014-$nil).

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                   As at               As at
                                                  June 30,          December 31,
                                                    2015               2014
                                                 ----------         ----------
Current Assets                                   $      389         $      256
Current Liabilities                              $  197,151         $  352,945
                                                 ----------         ----------
Working Capital (deficiency)                     $ (196,762)        $ (352,689)
                                                 ==========         ==========

CASH FLOWS

                                                 Six Months         Six Months
                                                   Ended              Ended
                                                  June 30,           June 30,
                                                    2015               2014
                                                 ----------         ----------
Net cash used in operating activities            $   (9,367)        $  (25,890)
Net cash used in investing activities            $       --         $       --
Net cash provided by financing activities        $    9,500         $   21,515
                                                 ----------         ----------
Net decrease in cash                             $      133         $   (4,375)
                                                 ==========         ==========

As at June 30, 2015, our cash balance and total assets were $389 compared to $256 as at December 31, 2014. The increase in cash and total assets was due to the fact that cash flows used for operating activities were financed by an additional note payable from a related party of $9,500, which is unsecured, bears interest at 10% per annum, and is due on March 4, 2017.

As at June 30, 2015, we had total liabilities of $206,651 compared with total liabilities of $368,530 as at December 31, 2014. The decrease in total liabilities was due to the settlement of $224,500 with the issuance of 44,900,000 common shares offset by an increase of $22,031 in accounts payable and amounts due to related parties for outstanding obligations during the quarter that were unpaid due to the lack of sufficient cash, and an additional $9,500 of notes payable that were issued during the year.

As at June 30, 2015, we had a working capital deficit of $196,762 compared with a working capital deficit of $352,689 as at December 31, 2014. The decrease in working capital deficit is due to the settlement of notes payable with the issuance of common shares.

CASHFLOW FROM OPERATING ACTIVITIES

During the six months ended June 30, 2015, we used $9,367 of cash for operating activities compared to the use of $25,890 of cash for operating activities during the six months ended June 30, 2014. The decrease was due to the fact that we had raised limited cash flows from financing which restricted our ability to repay outstanding operating obligations as they became due.

CASHFLOW FROM INVESTING ACTIVITIES

During the three months ended June 30, 2015 and 2014, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the six months ended June 30, 2015, we received proceeds of $9,500 from the issuance of a note payable to a related party, which is unsecured, bears interest at 10% per annum, and is due on March 4, 2017. During the six months ended June 30, 2014, we received proceeds of $21,515 in financing activities from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and are due two years from the date of issuance.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 201 and December 31, 2014, there were no cash equivalents.

MINERAL PROPERTY COSTS

Our company has been in the exploration stage since our formation on November 2, 2006 and have not yet realized any revenues from our planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

COMPREHENSIVE LOSS

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015 and December 31, 2014, our company has no items representing comprehensive income or loss.

STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2015 and December 31, 2014, our company did not grant any stock options.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Exhibit
Number                             Description
------                             -----------

10.20 Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.21 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.22 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.23 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.24 Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.25 Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.26 Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.27 Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.28 Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
(14)     CODE OF ETHICS
14.1 Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)
(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS
31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)     SECTION 1350 CERTIFICATIONS
32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**    INTERACTIVE DATA FILE
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

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

                                  ROSTOCK VENTURES CORP.
                                      (Registrant)


Dated: August 14, 2015            By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)