Form 10-Q
period 2015-09-30
ROSTOCK VENTURES CORP
filed 2015-11-16
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2015

                                       or

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

45,612,559  common shares issued and outstanding as of November 12, 2015.

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

   Item 6.  Exhibits........................................................ 19

SIGNATURES ................................................................. 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

                             ROSTOCK VENTURES CORP.

                              Financial Statements

    For the Period Ended September 30, 2015 (unaudited) and December 31, 2014

Balance Sheets (unaudited)................................................... 4

Statements of Operations (unaudited)......................................... 5

Statements of Cash Flows (unaudited)......................................... 6

Notes to the Financial Statements (unaudited)................................ 7

ROSTOCK VENTURES CORP.
Balance Sheets
(unaudited)

                                                                                     September 30,          December 31,
                                                                                         2015                   2014
                                                                                     ------------           ------------
                                                                                          $                      $
                                                                                     (unaudited)
ASSETS

Current assets
  Cash                                                                                     10,325                    256
                                                                                     ------------           ------------

Total assets                                                                               10,325                    256
                                                                                     ============           ============

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                 62,464                 58,834
  Due to related parties                                                                   83,964                 65,799
  Notes payable, net of unamortized discount of $24,620 and $2,564, respectively           51,101                 58,936
  Notes payable - related party                                                                --                169,376
                                                                                     ------------           ------------
Total current liabilities                                                                 197,529                352,945

Non-current liabilities
  Notes payable, net of unamortized discount of $nil and $10,792, respectively                 --                 10,723
  Notes payable - related party, net of unamortized discount of $nil
   and $6,138, respectively                                                                 9,500                  4,862
                                                                                     ------------           ------------

Total liabilities                                                                         207,029                368,530
                                                                                     ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                               --                     --
  Common Stock
    Authorized: 500,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 90,512,559 and 45,612,559 common shares, respectively          90,512                 45,612
  Additional paid-in capital                                                              742,681                554,926
  Accumulated deficit                                                                  (1,029,897)              (968,812)
                                                                                     ------------           ------------
Total Stockholders' Deficit                                                              (196,704)              (368,274)
                                                                                     ------------           ------------

Total Liabilities and Stockholders' Deficit                                                10,325                    256
                                                                                     ============           ============

   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations
(unaudited)

                                           Three months       Three months       Nine months        Nine months
                                              ended              ended              ended              ended
                                           September 30,      September 30,      September 30,      September 30,
                                               2015               2014               2015               2014
                                           ------------       ------------       ------------       ------------
                                                 $                  $                  $                  $
Revenues                                             --                 --                 --                 --
                                           ------------       ------------       ------------       ------------
Operating Expenses
  Consulting fees                                    --                 --                 --              9,800
  General and administrative                      1,138                504              6,018              1,914
  License fee                                        --                 --                 --            396,000
  Management fees                                 6,000              6,000             18,000             18,000
  Professional fees                               6,177              3,392             24,673             26,590
                                           ------------       ------------       ------------       ------------
Total Operating Expenses                         13,315              9,896             48,691            452,304
                                           ------------       ------------       ------------       ------------

Loss Before Other Income (Expense)              (13,315)            (9,896)           (48,691)          (452,304)
                                           ------------       ------------       ------------       ------------
Other Income (Expense)
  Interest and accretion expense                 (2,127)           (10,704)           (30,394)           (25,447)
  Gain on settlement of debt                         --                 --             18,000                 --
                                           ------------       ------------       ------------       ------------

Net Loss                                        (15,442)           (20,600)           (61,085)          (477,751)
                                           ============       ============       ============       ============


Net Loss per Share - Basic and Diluted            (0.00)             (0.00)             (0.00)             (0.01)
                                           ============       ============       ============       ============

Weighted Average Shares Outstanding -
 Basic and Diluted                           90,512,559         45,612,559         70,776,295         44,965,811
                                           ============       ============       ============       ============


  (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows
(unaudited)

                                                            Nine months          Nine months
                                                               ended                ended
                                                            September 30,        September 30,
                                                                2015                 2014
                                                             ----------           ----------
                                                                 $                    $
Operating Activities
  Net loss                                                      (61,085)            (477,751)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                           19,874                8,313
     Imputed interest                                             1,155                2,628
     Gain on settlement of debt                                 (18,000)                  --
     Shares issued for consulting services                           --                9,800
     Shares issued for license fee                                   --              396,000
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                    15,460               12,263
     Due to related party                                        18,165               17,730
                                                             ----------           ----------
Net Cash Used In Operating Activities                           (24,431)             (31,017)
                                                             ----------           ----------
Financing Activities
  Proceeds from note payable                                     25,000               21,515
  Proceeds from note payable - related party                      9,500                5,000
                                                             ----------           ----------
Net Cash Provided By Financing Activities                        34,500               26,515
                                                             ----------           ----------

Increase (Decrease) in Cash                                      10,069               (4,502)

Cash - Beginning of Period                                          256                4,524
                                                             ----------           ----------

Cash - End of Period                                             10,325                   22
                                                             ==========           ==========
Non Cash Investing and Financing Activities
  Shares issued to settle notes payable                          90,000                   --
  Shares issued to settle related party notes payable           134,500                   --
  Debt discount                                                  25,000               22,985
  Shares issued to acquire intangible assets                         --              396,000
                                                             ==========           ==========
Supplemental Disclosures
  Interest paid                                                      --                   --
  Income tax paid                                                    --                   --
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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2015, the Company has not earned revenue, has a working capital deficit of $187,204, and an accumulated deficit of $1,029,897. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and December 31, 2014, there were no cash equivalents.

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

j) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015 and December 31, 2014, the Company has no items representing comprehensive income or loss.

k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2015 and December 31, 2014, the Company did not grant any stock options.

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

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)


3. NOTES PAYABLE

a) As at September 30, 2015, the Company owes $9,500 (December 31, 2014 - $145,245) of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest ranging from 6-10% per annum, of which $nil (December 31, 2014 - $134,245) are due on demand and $9,500 (December 31, 2014 - $nil) is due by March 4, 2017. During the period ended September 30, 2015, the Company issued 20,732,800 common shares for the settlement of $103,664 of notes payable and accrued interest and assigned $87,947 of outstanding notes payable and accrued interest to non-related parties. As at September 30, 2015, accrued interest of $7,873 (December 31, 2014 - $48,527) has been recorded in accrued liabilities.

b) As at September 30, 2015, the Company owes $nil (December 31, 2014 - $35,131) of notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2015, the Company settled the outstanding notes payable with the issuance of 7,026,200 common shares. As at September 30, 2015, the Company has recorded imputed interest, calculated at 10% per annum, of $20,087 (December 31, 2014 - $18,932), which has been recorded in additional paid-in capital.

c) As at September 30, 2015, the Company owes $3,015 (December 31, 2014 - $48,015) of notes payable to a non-related party. During the period ended September 30, 2015, the Company issued 9,000,000 common shares for the settlement of $45,000 of outstanding notes payable. The amount owing is unsecured, due interest at 10% per annum, is due on demand and convertible into common shares of the Company at $0.005 per share. During the period ended September 30, 2015, the Company recorded accretion expense of $13,189. As at September 30, 2015, the notes payable has a carrying value of $2,849, and has recorded accrued interest of $10,066 (December 31, 2014
     - $8,370), which has been recorded in accrued liabilities.

d) As at September 30, 2015, the Company owes $47,706 (December 31, 2014 - $35,000) of notes payable to non-related parties. During the period ended September 30, 2015, the Company issued 8,141,000 common shares for the settlement of $40,705 of outstanding notes payable and assigned accrued interest of $34,536 from related parties. The amounts owing are unsecured, due interest between 6-10% per annum, is due on demand and is convertible into common shares of the Company at $0.005 per share. As at September 30, 2015, accrued interest of $36,438 (December 31, 2014 - $nil) has been recorded in accrued liabilities.

e) On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing in unsecured, bears interest at 10% per annum, is due on September 22, 2016, and is convertible into common shares of the Company at $0.01 per share. During the period ended September 30, 2015, the Company recorded a beneficial conversion feature of $25,000 and accretion expense of $546 (December 31, 2014 - $nil). As at September 30, 2015, the carrying value of the note payable is $546 (December 31, 2014 - $nil). As at September 30, 2015, accrued interest of $55 (December 31, 2014 - $nil) has been recorded in accrued liabilities.

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

5. RELATED PARTY TRANSACTIONS

a) As at September 30, 2015, the Company owed $83,964 (December 31, 2014 - $65,799) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) During the period ended September 30, 2015, the Company incurred $18,000 (September 30, 2014 - $18,000) of management fees to the President and Director of the Company.

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

e) On September 30, 2015, the Company's Board of Directors and a majority of its stockholders approved an increase in the Company's authorized capital resulting in an increase of the authorized number of common shares from 100,000,000 common shares to 500,000,000 common shares.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2015.

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

On September 30, 2015, our board of directors and a majority of our stockholders approved an increase of our authorized capital from 100,000,000 shares of common stock, par value $0.0001 to 500,000,000 shares of common stock, par value $0.0001.

A Certificate of Amendment to effect the increase to our authorized capital was filed with the Nevada Secretary of State on October 20, 2015, with an effective date of October 20, 2015.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014.

Our operating expenses for the three and nine month periods ended September 30, 2015 and September 30, 2014 are outlined in the table below:

                                       Three months         Three months         Nine months          Nine months
                                          ended                ended                ended                ended
                                       September 30,        September 30,        September 30,        September 30,
                                           2015                 2014                 2015                 2014
                                        ----------           ----------           ----------           ----------
Consulting fees                         $      Nil           $      Nil           $      Nil           $    9,800
General and administrative              $    1,138           $      504           $    6,018           $    1,914
License fee                             $      Nil           $      Nil           $      Nil           $  396,000
Management fees                         $    6,000           $    6,000           $   18,000           $   18,000
Professional fees                       $    6,177           $    3,392           $   24,673           $   26,590
(Gain) on forgiveness of debt           $      Nil           $      Nil           $  (18,000)          $      Nil
Interest and amortization expense       $    2,127           $   10,704           $   30,394           $   25,447
                                        ----------           ----------           ----------           ----------
Net Loss                                $  (15,442)          $  (20,600)          $  (61,085)          $ (477,751)
                                        ==========           ==========           ==========           ==========

OPERATING REVENUES

For the nine months ended September 30, 2015 and 2014, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended September 30, 2015 were $13,315 compared with $9,896 for the three months ended September 30, 2014. The increase in operating expenses was attributed to an increase in professional fees and general and administrative expenses.

Operating expenses for the nine months ended September 30, 2015 were $48,691 compared with $452,304 for the nine months ended September 30, 2014. The decrease in operating expenses were attributed to impairment of a license fee of $396,000 and consulting fees of $9,800 that were incurred in fiscal 2014 but not for the current year.

Net loss for the nine months ended September 30, 2015 was $61,084 compared with $477,751 for the nine months ended September 30, 2014. In addition to operating expenses, our company incurred interest and amortization expense of $30,394 (2014 - $25,447) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                  As at               As at
                                               September 30,       December 31,
                                                   2015               2014
                                                ----------         ----------
Current Assets                                  $   10,325         $      256
Current Liabilities                             $  197,529         $  352,945
                                                ----------         ----------
Working Capital (deficiency)                    $ (187,204)        $ (352,689)
                                                ==========         ==========

CASH FLOWS

                                               Nine Months         Nine Months
                                                  Ended               Ended
                                               September 30,       September 30,
                                                   2015                2014
                                                ----------          ----------
Net cash used in operating activities           $  (24,431)         $  (31,017)
Net cash used in investing activities           $      Nil          $      Nil
Net cash provided by financing activities       $   34,500          $   26,515
                                                ----------          ----------
Net increase (decrease) in cash                 $   10,069          $   (4,502)
                                                ==========          ==========

As at September 30, 2015, our cash balance and total assets were $10,325 compared to $256 as at December 31, 2014. The increase in cash and total assets was due to the fact that we received additional financing from related parties to support the Company's ongoing day-to-day operations.

As at September 30, 2015, we had total liabilities of $207,029 compared with total liabilities of $368,530 as at December 31, 2014. The decrease in total liabilities was due to settlement of related party debt that occurred during the current year.

As at September 30, 2015, we had a working capital deficit of $187,204 compared with a working capital deficit of $352,689 as at December 31, 2014. The decrease in working capital deficit is due to the settlement of related party notes payable and proceeds that were received from the issuance of new convertible debentures were used primarily for operating activities.

CASHFLOW FROM OPERATING ACTIVITIES

During the nine months ended September 30, 2015, we used $24,431 of cash for operating activities compared to the use of $31,017 of cash for operating activities during the nine months ended September 30, 2014. The decrease is due to the fact that we have not used all available cash that we received from financing activities to repay the outstanding operating obligations.

CASHFLOW FROM INVESTING ACTIVITIES

During the nine months ended September 30, 2015 and 2014, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2015, we received proceeds of $34,500 in financing activities from the issuance of notes payable of $25,000 and issuance of related party notes payable of $9,500. During the nine months ended September 30, 2014, we received proceeds of $26,515 in financing activities from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and are due two years from the date of issuance.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2015 and December 31, 2014, there were no cash equivalents.

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

BASIC AND DILUTED NET LOSS PER SHARE

Our company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

COMPREHENSIVE LOSS

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015 and December 31, 2014, our company has no items representing comprehensive income or loss.

STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2015 and December 31, 2014, our company did not grant any stock options.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                             Description
------                             -----------

(3)      ARTICLES OF INCORPORATION; BYLAWS

3.01 Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.02 Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.03* Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015

Exhibit
Number                             Description
------                             -----------

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

Exhibit
Number                             Description
------                             -----------

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

                                  ROSTOCK VENTURES CORP.
                                      (Registrant)


Dated: November 16, 2015          By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)