Form 10-K
period 2015-12-31
ROSTOCK VENTURES CORP
filed 2016-04-08
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [               ]

Commission file number 000-55604

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $Nil based on a $0.013405 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

90,512,559 common shares as of April 4, 2016

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

Corporate History

We were incorporated on November 2, 2006, under the laws of the State of Nevada. The original business plan of our company was to engage in the acquisition and exploration of mineral properties.  We are currently an exploration stage company.  We have since added our business focus to the operation of a technology platform designed to connect consumers with cannabis vendors.  We still look to expand our business in technology and/or mineral explorations.

On September 30, 2015 our board of directors and a majority of our stockholders approved an increase of our authorized capital from 100,000,000 shares of common stock, par value $0.001 to 500,000,000 shares of common stock, par value $0.001.  A Certificate of Amendment to effect the increase to our authorized capital was filed and became effective with the Nevada Secretary of State on October 20, 2015.

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

Additional Potential  New Projects and Board Member

Our company  is actively searching for additional projects. These new areas have been narrowed down to technology, graphite, and lithium. At this time no new project has been identified or completed. With this in mind Rostock has added an additional board member Eric Allison. Mr. Allison has over 35 years of experience in the natural resource industry working in various technical, business development and management roles.  He currently provides consulting services to a variety of companies, funds, project developers and individuals on a global basis. He formerly served, from 2012-2015, as CEO and COO of Brazahav Resources, a private entity developing a brownfield gold mine project in Mato Grosso, Brazil.  Prior to this, he was the Director of Research and Chief Geologist at Casimir Capital LP specializing in junior mining companies.  Previously, he was a Director at Sempra Commodities from 1999-2009 where his responsibilities included Metals & Concentrates and Energy.  Over his career, he has also served in various roles for Cyprus Amax Minerals, Amax Energy, SPG Exploration and Texaco.  Mr. Allison received a BS in Geology from Brown University (1978) and a MS in Marine Geology from the University of Georgia (1980).
`
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

Industry

According to CCS Insight, a provider of market information, analysis and intelligence, over 6.6 billion mobile phones will be in use by the end of 2017.1  Two-thirds of them will be smartphones, up from less than 25 percent in 2012.2  The mobile and media analyst firm expected 1.86 billion mobile phones to be shipped in 2013, of which 53 percent would be smartphones.3   At the same time, sales of tablets are rising at a staggering rate. Altogether, global shipments of smart mobile devices (smartphones and tablets) will increase 2.5 times between 2012 and 2017, to reach 2.1 billion units.4   CCS Insight predicts that by 2017 the combined number of mobile phones and tablets in use will exceed the world’s population.5

According to an October 21, 2013 article from eMarketer, mobile devices played a significant part in digital couponing in 2013 - more than 28% of people who own a mobile device redeemed a coupon in 2013. Nearly 70% of mobile coupon users will access coupons via their smartphones.  eMarketer expected one-third of all smartphone users ages 18 and older, or 42.1 million people, to use a coupon obtained via app, mobile internet, mobile barcode or SMS (text messaging) in 2013.  The U.S. adult smartphone coupon user base was up 40.9% in 2013, following 60.6% growth in 2012.  New smartphone users, as well as the growing popularity of new mobile apps, local deals, and the integration of couponing into social networks will help fuel increases.6

1
“Mobile Phone Sales Will Hit 1.86 Billion in 2013 as Strong Smartphone Growth Continues.” CCS Insight: June 10, 2013. Obtained at:  http://www.ccsinsight.com/press/company-news/1655-mobile-phone-sales-will-hit-186-billion-in-2013-as-strong-smartphone-growth-continues, March 2014.

2	Ibid.

3	Ibid.

4	Ibid.

5	Ibid.

6
“Majority of US Internet Users Will Redeem Digital Coupons in 2013.” eMarketer: October 21, 2013. Obtained at:  http://www.emarketer.com/Article/Majority-of-US-Internet-Users-Will-Redeem-Digital-Coupons-2013/1010313, March 2014.

We believe that the adoption of location-based technologies will further contribute to this growth.  Location-based services provide location-specific services to users whose location is ascertained through GPS or wireless networks.  The market for location-based services already stands at $2.9 billion, and was expected to rise to $8.3 billion by 2014, according to market research firm Gartner 7.  Market research firm ABI was even more bullish on the sector: it predicted that location-based services would generate $14 billion in 2014.8

Finally, the retail marijuana market in the U.S. is estimated at approximately $30 billion, according to a cover story in the financial publication “Barron’s” (Barron’s cover story June 3, 20139).  Currently 21 states and the District of Columbia have legalized marijuana for medicinal use, with Colorado and Washington also approved recreational use. It is predicted that other states will soon follow these trends towards legalizing marijuana for medicinal use and recreational use.

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

7	“Apple, Google Collect User Data.” The Wall Street Journal: April, 22, 2011. Obtained at: http://online.wsj.com/article/SB10001424052748703983704576277101723453610.html, March 2014.

8	“Why Social Media Should Welcome Location-Based Services.” Businessweek: September 7, 2009. Obtained at: http://www.businessweek.com/technology/content/sep2009/tc20090927_138649.htm, March 2014.

9	“Should Pot Be Legal?” Barron’s: June 3, 2013. Obtained at: http://online.barrons.com/article/SB50001424052748704509304578511261557343002.html#articleTabs_article%3D1, March 2014.

Online methods

•	Website: Our company will use search engine optimization to draw traffic to our website.
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

Employees

We have no employees. Our officers and directors provide their services to our company as independent consultants.

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

For the year ended December 31, 2015 we have incurred aggregate net losses of $1,050,999. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when vendors will utilize our iWeedz.com technology platform, the demand for our technology platform, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $105,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

We are authorized to issue up to 500,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTC Markets since April 24, 2009 under the symbol “ROSV.” Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)

Quarter Ended	High	Low

December 30, 2015	$0.025	$0.011
September 30, 2015	$0.0325	$0.005
June 30, 2015	$0.0065	$0.0033
March 31, 2015	$0.007	$0.0032
December 31, 2014	$0.01	$0.002
September 30, 2014	$0.04	$0.0055
June 30, 2014	$0.092	$0.0101
March 31, 2014	$0.149	$0.013
December 31, 2013	$0.028	$0.0052

(1)	OTC Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121 (Telephone: (801) 274-1088) is the registrar and transfer agent for our common shares.

Holders

As of March 31, 2016, our company had 14 holders of record of our common stock. As of such date, 90,512,559 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014 which are included herein.

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended
	December 31,
	2015		2014

Revenue	$	Nil	$	Nil
Consulting fees	$	Nil		$9,800
General and administrative		$7,694		$2,923
License fee	$	Nil		$396,000
Management fees		$24,000		$24,000
Professional fees		$29,658		$30,896
Total other (income) expense		$20,835		$34,707
Net Loss		$(82,187)		$(498,326)

Operating Revenues

During the years ended December 31, 2015 and 2014, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2015 was $61,352 compared with $463,619 for the year ended December 31, 2014. The decrease in operating expense was primarily attributed to no fees being paid in connection with a licensing fee.

Net loss for the year ended December 31, 2015 was $82,187 compared with $498,326 for the year ended December 31, 2014. In addition to operating losses, our company incurred $38,835 of interest and accretion expense during the year ended December 31, 2015 compared to $34,707 for the year ended December 31, 2014 relating to interest and accretion for our company’s convertible debentures.  During the year ended December 31, 2015, our company recorded a gain on forgiveness of debt of $18,000.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2015	2014

Current Assets	$1,389	$256
Current Liabilities	$209,695	$352,945
Working Capital (deficit)	$(208,306)	$(352,689)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Cash provided by (used in) Operating Activities	$(33,367)	$(36,783)
Cash provided by (used in) Investing Activities	$ Nil	$ Nil
Cash provided by (used in) Financing Activities	$34,500	$32,515
Net Increase (Decrease) in Cash	$1,133	$(4,268)

As at December 31, 2015, our cash balance and total assets were $1,389 compared to $256 as at December 31, 2014. The increase was due to cash received from financing activities during the year that were not entirely spent.

As at December 31, 2015, we had total liabilities of $219,195 compared with total liabilities of $368,530 as at December 31, 2014. The decrease in total liabilities was attributed to a reduction of notes payable to related and non-related parties.

As at December 31, 2015, we had a working capital deficit of $208,306 compared with a working capital deficit of $352,689 as at December 31, 2014. The decrease in working capital deficit was due to a reduction of notes payable.

Cashflow from Operating Activities

During the year ended December 31, 2015, we used $33,367 of cash for operating activities compared to the use of $36,783 of cash for operating activities during the year ended December 31, 2014. The decrease in cash used for operating activities was due to the fact that our company was limited to available cash on hand and amounts received from financing activities to repay outstanding operating activities during the year.

Cashflow from Investing Activities

During the years ended December 31, 2015 and 2014, we did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2015, we received $34,500 of cash from financing activities compared to $32,515 for the year ended December 31, 2014. We received all proceeds from issuances of notes payable to both related parties and non-related parties.

Cash Requirements

Over the next 12 months we intend to carry on business as an Internet portal and next generation social media website. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount

General and administrative expenses	$6,000
Management fees	$24,000
Professional fees	$35,000
New projects	$50,000
Total	$105,000

We will require additional funds of approximately $105,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of December 31, 2015 and December 31, 2014, there were no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and December 31, 2014, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2015 and December 31, 2014, our company did not grant any stock options.

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

Years Ended December 31, 2015 and 2014

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rostock Ventures Corp.

We have audited the accompanying balance sheets of Rostock Ventures Corp. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. as of December 31, 2015 and 2014, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

April 8, 2016
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

ROSTOCK VENTURES CORP.
Balance Sheets

	December 31, 2015 $	December 31, 2014 $
ASSETS

Current assets
Cash	1,389	256

Total assets	1,389	256

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	67,779	58,834
Due to related party	84,464	65,799
Notes payable, net of unamortized discount of $18,269 and $2,564, respectively	57,452	58,936
Notes payable – related party	–	169,376
Total current liabilities	209,695	352,945

Non-current liabilities
Notes payable, net of unamortized discount of $nil and $10,792, respectively	–	10,723
Notes payable – related party, net of unamortized discount of $nil and $6,138, respectively	9,500	4,862

Total liabilities	219,195	368,530

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 90,512,559 and 45,612,559 common shares, respectively	90,512	45,612
Additional paid-in capital	742,681	554,926
Deficit	(1,050,999)	(968,812)
Total stockholders’ deficit	(217,806)	(368,274)

Total liabilities and stockholders’ deficit	1,389	256

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations

	Year ended December 31, 2015 $	Year ended December 31, 2014 $
Expenses
Consulting fees	–	9,800
General and administrative	7,694	2,923
License fees	–	396,000
Management fees	24,000	24,000
Professional fees	29,658	30,896
Total expenses	61,352	463,619

Loss before other income (expense)	(61,352)	(463,619)

Other income (expense)
Gain on forgiveness of debt	18,000	–
Interest and accretion expense	(38,835)	(34,707)
Total other income (expense)	(20,835)	(34,707)

Net loss	(82,187)	(498,326)

Net loss per share, basic and diluted	–	(0.01)

Weighted average shares outstanding	75,750,915	45,128,827

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Stockholders’ Deficit

			Additional
	Common stock		paid-in
	Shares #	Par value $	capital $	Deficit $	Total $

Balance, December 31, 2013	41,412,559	41,412	124,428	(470,486)	(304,646)

Imputed interest	–	–	3,513	–	3,513

Beneficial conversion feature of convertible debt	–	–	25,385	–	25,385

Shares issued for license fee	4,000,000	4,000	392,000	–	396,000

Shares issued for consulting fees	200,000	200	9,600	–	9,800

Net loss for the year	–	–	–	(498,326)	(498,326)

Balance, December 31, 2014	45,612,559	45,612	554,926	(968,812)	(368,274)

Imputed interest	–	–	1,155	–	1,155

Shares issued to settle debt	18,000,000	18,000	54,000	–	72,000

Shares issued to settle related party debt	26,900,000	26,900	107,600	–	134,500

Beneficial conversion feature of convertible debt	–	–	25,000	–	25,000

Net loss for the year	–	–	–	(82,187)	(82,187)

Balance, December 31, 2015	90,512,559	90,512	742,681	(1,050,999)	(217,806)

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows

	Year ended December 31, 2015 $	Year ended December 31, 2014 $
Operating activities
Net loss	(82,187)	(498,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	26,225	11,455
Gain on forgiveness of debt	(18,000)	–
Imputed interest	1,155	3,513
Shares issued for consulting services	–	9,800
Shares issued for license fees	–	396,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	20,775	17,045
Due to related party	18,665	23,730

Net cash used in operating activities	(33,367)	(36,783)

Financing activities
Proceeds from note payable	25,000	21,515
Proceeds from note payable – related party	9,500	11,000

Net cash provided by financing activities	34,500	32,515

Increase (decrease) in cash	1,133	(4,268)

Cash, beginning of year	256	4,524

Cash, end of year	1,389	256

Non-cash investing and financing activities:
Shares issued to settle notes payable	90,000	–
Shares issued to settle related party notes payable	134,500	–
Shares issued to acquire intangible assets		396,000
Debt discount	25,000	25,385

Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Notes to the financial statements
December 31, 2015

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2015, the Company has not earned any revenue, has a working capital deficit of $208,306, and an accumulated deficit of $1,050,999. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2015 and 2014, there were no cash equivalents.

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
Notes to the financial statements
December 31, 2015

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

f) Loss per Share

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

ROSTOCK VENTURES CORP.
Notes to the financial statements
December 31, 2015

2. Summary of Significant Accounting Policies (continued)

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

j) Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

k) Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015 and 2014, the Company has no items representing comprehensive income or loss.

l) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at December 31, 2015 and 2014, the Company has not granted any stock options.

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

3. Notes Payable

(a) As at December 31, 2015, the Company owes $9,500 (2014 - $134,245) in notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest ranging from 6-10% per annum, of which $nil (2014 - $134,245) is due on demand and $9,500 (2014 - $nil) is due by March 4, 2017. During the year ended December 31, 2015, the Company issued 18,532,800 shares of common stock for the settlement of $103,664 of notes payable and accrued interest and assigned $87,947 of outstanding notes payable and accrued interest to non-related parties. As at December 31, 2015, accrued interest of $8,113 (2014 - $48,527) has been recorded in accrued liabilities.

ROSTOCK VENTURES CORP.
Notes to the financial statements
December 31, 2015

3. Notes Payable (continued)

(b) As at December 31, 2015, the Company owes $nil (2014 - $35,131) in notes payable to shareholders of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2015, the Company settled the outstanding notes payable with the issuance of 7,026,200 shares of common stock. During the year ended December 31, 2015, the Company recorded imputed interest, calculated at 10% per annum, of $nil (2014 - $18,932), which has been recorded as additional paid-in capital.

(c) As at December 31, 2015, the Company owes $3,015 (2014 - $48,015) of notes payable to a non-related party. On November 26, 2012, the Company entered into a loan agreement with a non-related party for proceeds of $20,500. The amount owing is unsecured, due interest at 10% per annum, and due on demand. On November 8, 2013, the Company entered into a loan agreement with a non-related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, was due on November 8, 2015, and is convertible into shares of common stock of the Company at $0.005 per share. The Company recorded a beneficial conversion feature of $6,000 and during the year ended December 31, 2015, had recorded accretion expense of $2,564 (2014 - $3,000). The carrying value of the loan as at December 31, 2014 was $3,436.

During the year ended December 31, 2014, the Company entered into loan agreements with the non-related party for proceeds of $21,515, and had recorded a beneficial conversion feature of $18,035. The amounts owing is unsecured, due interest at 10% per annum, is due on demand, and convertible into shares of common stock of the Company at $0.005 per share. During the year ended December 31, 2015, the Company recorded accretion expense of $10,693 (2014 - $7,243). The carrying value of the loan as at December 31, 2014 was $10,723.

During the year ended December 31, 2015, the Company issued 9,000,000 shares of common stock for the settlement of $45,000 of outstanding notes payable. As at December 31, 2015, the notes payable has a carrying value of $2,916 and has recorded accrued interest of $10,141 (2014 - $8,370), which has been recorded in accrued liabilities.

(d) As at December 31, 2015, the Company owes $47,706 (2014 - $35,000) of notes payable to non-related parties. During the year ended December 31, 2015, the Company issued 8,141,000 shares of common stock for the settlement of $40,705 of outstanding notes payable and assigned accrued interest of $34,536 from related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at December 31, 2015, accrued interest of $37,582 (2014 - $nil) has been recorded in accrued liabilities.

(e) On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on September 22, 2016, and is convertible into shares of common stock of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000 and accretion expense of $6,831 (2014 - $nil). As at December 31, 2015, the carrying value of the note payable is $6,830 (2014 - $nil). As at December 31, 2015, accrued interest of $685 (2014 - $nil) has been recorded in accrued liabilities.

(f) On July 30, 2014, the Company entered into a loan agreement with a related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, is due on July 30, 2016 and is convertible into common shares of the Company at $0.01 per share. The Company recorded a beneficial conversion feature of $4,950 and during the year ended December 31, 2015, recorded accretion expense of $3,906 (2014 - $1,044). During the year ended December 31, 2015, the Company issued 1,000,000 shares of common stock for the settlement of $5,000. As at December 31, 2015, the carrying value of the note payable is $nil (2014 - $1,094).

ROSTOCK VENTURES CORP.
Notes to the financial statements
December 31, 2015

3. Notes Payable (continued)

(g) On November 10, 2014, the Company entered into a loan agreement with a related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 10, 2016 and is convertible into shares of common stock of the Company at $0.005 per share. The Company recorded beneficial conversion feature of $2,400 and during the year ended December 31, 2015, recorded accretion expense of $2,232 (2014 - $168). During the year ended December 31, 2015, the Company issued 1,200,000 shares of common stock for the settlement of $6,000. As at December 31, 2015, the carrying value of the note payable is $nil (2014 - $3,768).

4. Intangible Assets

On March 12, 2014, the Company signed a license agreement to acquire certain licenses and trademarks in exchange for the issuance of 4,000,000 shares of common stock of the Company with a fair value of $396,000 using the end-of-day trading price of the Company’s common shares on the date of issuance. The amount has been recorded as an expense, as the Company has not generated any revenues from the license and there is no certainty as to the ability to generate positive cash flows from the license in the future. Refer to Note 6(b).

5. Related Party Transactions

a) As at December 31, 2015, the Company owed $84,464 (2014 - $65,799) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b) During the year ended December 31, 2015, the Company incurred $24,000 (2014 - $24,000) of management fees to the President of the Company.

6. Common Stock

(a) On February 12, 2014, the Company entered into an agreement to issue 200,000 shares of common stock at $0.049 per share to a member of the Company’s Board of Advisors for services relating to business and technology strategy issues. The shares were issued on March 7, 2014.

(b) On March 12, 2014, the Company issued 4,000,000 shares of common stock with a fair value of $396,000 to Windward International, LLC for the license agreement as noted in Note 4. The shares were valued using the end-of-day trading price for the Company’s shares on the date of issuance.

(c) On April 30, 2015, the Company issued 26,900,000 shares of common stock with a fair value of $107,600 to settle outstanding notes payable and accrued interest to related parties of $134,500. The gain on settlement of debt of $26,900 was recorded in additional paid-in capital.

(d) On April 2015, the Company issued 18,000,000 shares of common stock with a fair value of $72,000 to settle outstanding notes payable and accrued interest to non-related parties of $90,000, resulting in a gain on settlement of debt of $18,000.

(e) On September 30, 2015, the Company's Board of Directors and a majority of its shareholders approved an increase in the Company's authorized capital resulting in an increase of the authorized number of shares of common stock from 100,000,000 shares to 500,000,000 shares.

ROSTOCK VENTURES CORP.
Notes to the financial statements
December 31, 2015

7. Income Taxes

The Company has $1,012,882 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2015, the Company had no uncertain tax positions.

	2015	2014
	$	$

Computed expected tax recovery	19,027	165,536
Change in valuation allowance	(19,027)	(165,536)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2015 and 2014, after applying enacted corporate income tax rates, are as follows:

	2015	2014
	$	$

Net operating losses carried forward	344,380	325,353
Valuation allowance	(344,380)	(325,353)

Net deferred income tax asset	–	–

8. Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2015, our company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed

Gregory Rotelli	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	56	May 10, 2011

Eric Allison	Director	59	February 10, 2016

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

Our company believes that Mr. Rotelli's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Eric Allison - Director

Mr. Allison was appointed a director of our company on February 10, 2016.  Mr. Allison has over 35 years of experience in the natural resource industry working in various technical, business development and management roles. He currently provides consulting services to a variety of companies, funds, project developers and individuals on a global basis. He formerly served, from 2012-2015, as CEO and COO of Brazahav Resources, a private entity developing a brownfield gold mine project in Mato Grosso, Brazil. Prior to this, he was the Director of Research and Chief Geologist at Casimir Capital LP specializing in junior mining companies. Previously, he was a Director at Sempra Commodities from 1999-2009 where his responsibilities included Metals & Concentrates and Energy. Over his career, he has also served in various roles for Cyprus Amax Minerals, Amax Energy, SPG Exploration and Texaco. Mr. Allison received a BS in Geology from Brown University (1978) and a MS in Marine Geology from the University of Georgia (1980).

Our company believes that Mr. Allison's professional background experience give him the qualifications and skills necessary to serve as a director of our company.

Identification of Significant Employees

We have no significant employees.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. Our board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of our company’s audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  We have determined that as of the date of this Annual Report, Eric Allison is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2015 and December 31, 2014; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and December 31, 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:
:
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Gregory Rotelli (1)	2015	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
President, Chief Executive Officer,	2014	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
Chief Financial Officer, Secretary Treasurer and Director

(1)	Mr. Rotelli was appointed as our company’s chief executive officer, chief financial, officer, secretary, treasurer and director on May 10, 2011.
(2)	During the year ended December 31, 2015, Gregory Rotelli accrued $24,000 (2014 - $24,000) in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No officer or director of our company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2016, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Gregory Rotelli (2) 2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722	Nil Common Shares	Nil%

Eric Allison (3) 2360 Corporate Circle, Suite 4000 Henderson, NV 89074-7722	Nil Common Shares	Nil%

Directors and Executive Officers as a Group	Nil Common Shares	Nil%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2016. As of March 31, 2016, we had 90,512,559 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Gregory Rotelli has acted as our president, chief executive officer, chief financial officer, secretary treasurer and director since May 10, 2011.
(3)	Eric Allison has acted as a director since February 10, 2016.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

As at December 31, 2015, our company owes $84,464 (2015 - $65,799) to our president for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2015, our company incurred $24,000 (2014 - $24,000) of management fees to our president.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTC Markets on which shares of our common stock is quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Gregory Rotelli is not an independent director because he is also an executive officer of our company. Eric Allison qualifies as an independent director in accordance with the NASDAQ definition.

Item 14. Principal Accounting Fees And Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014

Audit fees		$10,000		$9,800
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$10,000		$9,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

Exhibit Number	Description

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSTOCK VENTURES CORP.
(Registrant)

Dated: April 8, 2016	/s/ Gregory Rotelli
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

Dated: April 8, 2016	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 8, 2016	/s/ Eric Allison
Eric Allison
Director