Form 10-Q
period 2016-03-31
ROSTOCK VENTURES CORP
filed 2016-05-20
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2016

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
90,512,559  common shares issued and outstanding as of May 11, 2016.

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

                             ROSTOCK VENTURES CORP.

                              Financial Statements

      For the Period Ended March 31, 2016 (unaudited) and December 31, 2015

Balance Sheets (unaudited)................................................... 4

Statements of Operations (unaudited)......................................... 5

Statements of Cash Flows (unaudited)......................................... 6

Notes to the Financial Statements (unaudited)................................ 7

ROSTOCK VENTURES CORP.
Balance Sheets
(unaudited)


                                                                                       March 31,            December 31,
                                                                                         2016                   2015
                                                                                     ------------           ------------
                                                                                          $                      $
ASSETS

Current assets
  Cash                                                                                         83                  1,389
                                                                                     ------------           ------------

Total assets                                                                                   83                  1,389
                                                                                     ============           ============

LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                 80,097                 67,779
  Due to related party                                                                     89,464                 84,464
  Notes payable, net of unamortized discount of $11,986
   and $18,269, respectively                                                               63,735                 57,452
  Notes payable - related party, net of unamortized discount
   of $nil and $nil, respectively                                                           9,500                     --
                                                                                     ------------           ------------
Total current liabilities                                                                 242,796                209,695

Non-current liabilities
  Notes payable - related party, net of unamortized discount
   of $nil and $nil, respectively                                                              --                  9,500
                                                                                     ------------           ------------

Total liabilities                                                                         242,796                219,195
                                                                                     ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                               --                     --
  Common Stock
    Authorized: 500,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 90,512,559 common shares                                       90,512                 90,512
  Additional paid-in capital                                                              742,681                742,681
  Deficit                                                                              (1,075,906)            (1,050,999)
                                                                                     ------------           ------------
Total stockholders' deficit                                                              (242,713)              (217,806)
                                                                                     ------------           ------------

Total liabilities and stockholders' deficit                                                    83                  1,389
                                                                                     ============           ============

Organization and Nature of Operations (note 1)
Subsequent events (note 5)


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Operations
(unaudited)

                                                    For the              For the
                                                  three months         three months
                                                     ended                ended
                                                   March 31,            March 31,
                                                     2016                 2015
                                                  ----------           ----------
                                                      $                    $
Expenses
  General and administrative                           3,450                  951
  Management fees                                      6,000                6,000
  Professional fees                                    7,108               10,848
                                                  ----------           ----------
Total expenses                                        16,558               17,799
                                                  ----------           ----------

Loss before other expense                            (16,558)             (17,799)
                                                  ----------           ----------
Other expense
  Interest and accretion expense                      (8,349)              (9,994)
                                                  ----------           ----------

Net loss                                             (24,907)             (27,793)
                                                  ==========           ==========

Net loss per share, basic and diluted                     --                   --
                                                  ==========           ==========

Weighted average shares outstanding               90,512,559           45,612,559
                                                  ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

ROSTOCK VENTURES CORP.
Statements of Cash Flows
(unaudited)

                                                         For the            For the
                                                       three months       three months
                                                          ended              ended
                                                        March 31,          March 31,
                                                          2016               2015
                                                        --------           --------
                                                           $                  $
Operating Activities
  Net loss                                               (24,907)           (27,793)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                     6,283              3,869
     Imputed interest                                         --                866
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities             12,318             10,356
     Due to related party                                  5,000              6,000
                                                        --------           --------

Net Cash Used In Operating Activities                     (1,306)            (6,702)
                                                        --------           --------
Financing Activities
  Proceeds from note payable - related party                  --              9,500
                                                        --------           --------

Net Cash Provided By Financing Activities                     --              9,500
                                                        --------           --------

Increase (Decrease) in Cash                               (1,306)             2,798

Cash - Beginning of Period                                 1,389                256
                                                        --------           --------

Cash - End of Period                                          83              3,054
                                                        ========           ========

Supplemental Disclosures
  Interest paid                                               --                 --
  Income tax paid                                             --                 --
                                                        ========           ========


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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2016, the Company has not earned revenue, has a working capital deficit of $242,713, and an accumulated deficit of $1,075,906. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is December 31.

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2016 and December 31, 2015, there were no cash equivalents.

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Mineral Property Costs

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

(e) Asset Retirement Obligations

The Company follows the provisions of ASC 410, ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

(f) Loss per Share

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

(g) Foreign Currency Translation

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

(h) Financial Instruments

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

(h) Financial Instruments (continued)

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

(i) Income Taxes

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

(j) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and December 31, 2015, the Company has no items representing comprehensive income or loss.

(k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March 31, 2016 and December 31, 2015, the Company did not grant any stock options.

(l) Recent Accounting Pronouncements

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

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)


3. NOTES PAYABLE

(a) As at March 31, 2016, the Company owes $9,500 (December 31, 2015 - $9,500) in notes payable to shareholders of the Company. The amounts owing are unsecured, due interest at 10% per annum, and is due by March 4, 2017. As at March 31, 2016, accrued interest of $8,350 (December 31, 2015 - $8,113) has been recorded in accounts payable and accrued liabilities.

(b) As at March 31, 2016, the Company owes $3,015 (December 31, 2015 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. As at March 31, 2016, the notes payable has a carrying value of $2,983 (December 31, 2015 - $2,916) and has recorded accrued interest of $10,216 (December 31, 2015 - $10,141), which has been recorded in accounts payable and accrued liabilities.

(d) As at March 31, 2016, the Company owes $47,706 (December 31, 2015 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at March 31, 2016, accrued interest of $38,712 (December 31, 2015 - $37,582) has been recorded in accrued liabilities.

(e) On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on September 22, 2016, and is convertible into shares of common stock of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. During the period ended March 31, 2016, the Company recorded accretion expense of $6,216 (March 31, 2015 - $nil). As at March 31, 2016, the carrying value of the note payable is $13,046 (2015 - $6,830) and had accrued interest of $1,308 (December 31, 2015 - $685) has been recorded in accounts payable and accrued liabilities.

4. RELATED PARTY TRANSACTIONS

(a) As at March 31, 2016, the Company owed $89,464 (December 31, 2015 - $84,464) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2016, the Company incurred $6,000 (March 31, 2015 - $6,000) of management fees to the President and Director of the Company.

5. SUBSEQUENT EVENTS

(a) On April 8, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, due interest at 10% per annum, and is due on April 8, 2017. The loan is convertible into common shares of the Company at a conversion price of $0.0125 per share.

(b) On April 21, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, and is due on April 21, 2017. The loan is convertible into common shares of the Company at a conversion price of $0.015 per share.

(c) On April 25, 2016, the Company entered into a mineral property acquisition agreement with an non-related party for the acquisition of certain mineral properties located in Esmeralda County in the State of Nevada for $3,500 (paid on April 26, 2016) and the issuance of 200,000 common shares of the Company.

(d) On May 5, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $50,000. The amount owing is unsecured, due interest at 10% per annum, and is due on May 5, 2017. The loan is convertible into common shares of the Company at a conversion price of $0.0275 per share.

ROSTOCK VENTURES CORP.
Notes to the Financial Statements
(unaudited)


5. SUBSEQUENT EVENTS (continued)

(e) On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, due interest at 10% per annum, and is due on May 11, 2017. The loan is convertible into common shares of the Company at a conversion price of $0.035 per share.

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

On April 25, 2016, our board of directors approved the change of our name to "U.S. Lithium Corp.". The change of name became effective with the Nevada Secretary of State on May 10, 2016 by way of a merger with our wholly-owned subsidiary, U.S. Lithium Corp., which was formed solely for the purpose of the change of name.

An application has been made the Financial Industry Regulatory Authority ("FINRA"), for the change of name. Effective with the name change we have also requested a symbol change with FINRA. At the time of filing this Report, approval for the change of name and stock symbol has not been received from FINRA. Once received, we will file a Form 8-K, Current Report confirming the change of name and providing our new stock symbol.

CURRENT BUSINESS

Effective March 12, 2014, we entered into a patent, technical information and trade mark license agreement with Windward International LLC pursuant to which our company acquired an exclusive license to use certain patents, technical information and trademarks for a term of 500 years, in exchange for 4,000,000 shares of our company's common stock and a 2% royalty on all net sales derived from the use of the patents, technical information and trademark. The business focus was the operation of a technology platform designed to connect consumers with cannabis vendors.

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

Our company has moved away from the technology sector and is actively searching for additional projects particularly in the exploration of mineral properties. These new areas have been narrowed down to graphite and lithium. With this in mind, on February 10, 2016, our company appointed Eric Allison as a member of our board of directors. Mr. Allison has over 35 years of experience in the natural resource industry working in various technical, business development and management roles. He currently provides consulting services to a variety of companies, funds, project developers and individuals on a global basis. He formerly served, from 2012-2015, as CEO and COO of Brazahav Resources, a private entity developing a brownfield gold mine project in Mato Grosso, Brazil. Prior to this, he was the Director of Research and Chief Geologist at Casimir Capital LP specializing in junior mining companies. Previously, he was a Director at Sempra Commodities from 1999-2009 where his responsibilities included Metals & Concentrates and Energy. Over his career, he has also served in various roles for Cyprus Amax Minerals, Amax Energy, SPG Exploration and Texaco. Mr. Allison received a BS in Geology from Brown University (1978) and a MS in Marine Geology from the University of Georgia (1980).

On April 4, 2016, we entered into a letter of intent with Rangefront Consulting LLC. Pursuant to the letter of intent, we are to enter into a definitive agreement with Rangefront whereby Rangefront will grant us the option to acquire 100% of the title, interest and right in and to four mineral claims, the ELON Claims, in Esmerelda County, Nevada. In exchange for the grant of the option by Rangefront, we shall:

     1.   pay $3,500 to Rangefront on signing of a definitive agreement; and
     2. issue an aggregate of 200,000 common shares of our company to Brian Goss as the authorized representative of Rangefront.

On April 25, 2016, we entered into a material definitive agreement and issued 200,000 restricted common shares as outlined in the letter of intent. We now hold a 100% interest in the ELON claims in Clayton Valley, Nevada.

The ELON claim block consists of four 20-acre placer claims and is located in Esmerelda County, Nevada, and is contiguous to claims held by both PURE Energy and Lithium X in Clayton Valley. Clayton Valley is home to Albemarle's Silver Peak Lithium Mine, the only mine producing lithium from brine in North America. Both PURE Energy and Lithium X are actively exploring their respective claim blocks in Clayton Valley. The Clayton Valley area has been the focus of significant levels of exploration and acreage acquisition in recent months and is considered to be one of the best places for lithium exploration in North America.

The company looks to capitalize on opportunities within the lithium sector including providing lithium to the ever expanding next generation battery market. Lithium demand is projected to triple by the year 2025 according to a recent report by Goldman Sachs and for many analysts is considered the new gasoline of the future. Our current focus is in the Basin and Range province of Nevada where the only producing lithium brine mine in North America, Albemarle's Silver Peak Project, is located. Elon, our first project, is located in Clayton Valley and is in close proximity to Silver Peak and several other active explorers and developers.

On April 8, 2016, we entered into a securities purchase agreement with Robert Seeley, whereupon we agreed to sell to Mr. Seeley, for an aggregate of $10,000 in cash, a convertible promissory note for the aggregate principal sum of $10,000, which includes simple interest at a rate of 10% and is convertible in common shares of our company for $0.0125 per share. This note matures in one year from issuance.

Additionally, we entered into a securities purchase agreement dated April 21, 2016 with Mr. Seeley, whereupon we agreed to sell to Mr. Seeley, for an aggregate of $5,000 in cash, a convertible promissory note for the aggregate principal sum of $5,000, which includes simple interest at a rate of 10% and is convertible in common shares of our company for $0.015 per share. This note matures in one year from issuance.

On May 11, 2016, we entered into a securities purchase agreement with Robert Seeley, whereupon we agreed to sell to Mr. Seeley, for an aggregate of $40,000 in cash, a convertible promissory note for the aggregate principal sum of $40,000, which includes simple interest at a rate of 10% per annum and is convertible in common shares of our company for $0.035 per share. This note matures in one year from issuance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015.

Our operating expenses for the three month periods ended March 31, 2016 and March 31, 2015 are outlined in the table below:

                                             Three months         Three months
                                                ended                ended
                                              March 31,            March 31,
                                                2016                 2015
                                              --------             --------
General and administrative                    $  3,450             $    951
Management fees                               $  6,000             $  6,000
Professional fees                             $  7,108             $ 10,848
Interest and amortization expense             $  8,349             $  9,994
                                              --------             --------
Net Loss                                      $ 24,907             $ 27,793
                                              ========             ========

OPERATING REVENUES

For the three months ended March 31, 2016 and 2015, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended March 31, 2016 were $16,558 compared with $17,799 for the three months ended March 31, 2015. The decrease in operating expenses was attributed to a decrease in professional fees of $3,740, net of an increase in general and administrative expense for $2,499 due to increase in operating activities.

Net loss for the three months ended March 31, 2016 was $24,907 compared with $27,793 for the three months ended March 31, 2015. In addition to operating expenses, our company incurred interest and amortization expense of $8,349 (2015

-  $9,994)  relating  to  interest   incurred  on  the  outstanding   debt,  and
amortization of the discount for the convertibility feature of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                    As at              As at
                                                  March 31,         December 31,
                                                    2016               2015
                                                 ----------         ----------
Current Assets                                   $       83         $    1,389
Current Liabilities                              $  242,796         $  209,695
                                                 ----------         ----------
Working Capital (deficiency)                     $ (242,713)        $ (208,306)
                                                 ==========         ==========

CASH FLOWS

                                                Three Months       Three Months
                                                   Ended              Ended
                                                  March 31,          March 31,
                                                    2016               2015
                                                 ----------         ----------
Net cash used in operating activities            $   (1,306)        $   (6,702)
Net cash used in investing activities            $      Nil         $      Nil
Net cash provided by financing activities        $      Nil         $    9,500
                                                 ----------         ----------
Net increase (decrease) in cash                  $   (1,306)        $    2,798
                                                 ==========         ==========

As at March 31, 2016, our cash balance and total assets were $83 compared to $1,389 as at December 31, 2015. The decrease in cash and total assets was due a decrease of $1,306 in cash used in day-to-day operating activities.

As at March 31, 2016, we had total liabilities of $242,796 compared with total liabilities of $219,195 as at December 31, 2015. The increase in total liabilities was due an increase in accounts payable and accrued liabilities of $12,318, notes payable of $6,283 due to the amortization of debt discounts, and $5,000 in due to related party as the Company had limited cash flows from financing activities to repay outstanding operating obligations as they became due.

As at March 31, 2016, we had a working capital deficit of $242,713 compared with a working capital deficit of $208,306 as at December 31, 2015. The increase in working capital is due to the decrease in cash and increase in current liabilities as noted above.

CASHFLOW FROM OPERATING ACTIVITIES

During the three months ended March 31, 2016, we used $1,306 of cash for operating activities compared to the use of $6,702 of cash for operating activities during the three months ended March 31, 2015. The decrease is due to the Company preserving cash on hand by delaying paying vendors and related parties.

CASHFLOW FROM INVESTING ACTIVITIES

During the three months ended March 31, 2016 and 2015, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the three months ended March 31, 2016, we did not have any financing activities. During the three months ended March 31, 2015, we received proceeds of $9,500 in financing activities from the issuance of a convertible note from a related party.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2016 and December 31, 2015, there were no cash equivalents.

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

COMPREHENSIVE LOSS

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and December 31, 2015, our company has no items representing comprehensive income or loss.

STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March 31, 2016 and December 31, 2015, our company did not grant any stock options.

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

Exhibit
Number                                   Description
------                                   -----------
10.19 Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.20 Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.21 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.22 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.23 Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.24 Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.25 Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.26 Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.27 Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.28 Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.29 Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.30 Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.31 Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.32 Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.33 Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.34 Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.35 Letter of Intent with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)
10.36 Agreement with Rangefront Consulting LLC dated April 25, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)
10.37 Securities Purchase Agreement dated April 8, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.38 Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.39 Securities Purchase Agreement dated April 21, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.40 Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

Exhibit
Number                                   Description
------                                   -----------
10.41 Securities Purchase Agreement dated May 11, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
10.42 Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
(14)     CODE OF ETHICS
14.1 Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)
(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS
31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)     SECTION 1350 CERTIFICATIONS
32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**    INTERACTIVE DATA FILE
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ROSTOCK VENTURES CORP.
                                      (Registrant)


Dated: May 20, 2016               By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)