Form 10-Q
period 2016-06-30
U.S. Lithium Corp.
filed 2016-08-15
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2016

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission File Number 333-144944

                               U.S. LITHIUM, CORP.
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

                             ROSTOCK VENTURES CORP.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
90,512,559 common shares issued and outstanding as of August 11, 2016.

                               U.S. LITHIUM, CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements............................................  3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            or Plan of Operation............................................ 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 19

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

                               U.S. LITHIUM, CORP.
                        (formerly Rostock Ventures Corp.)

                              Financial Statements

      For the Period Ended June 30, 2016 (unaudited) and December 31, 2015

Balance Sheets (unaudited)................................................... 4

Statements of Operations (unaudited)......................................... 5

Statements of Cash Flows (unaudited)......................................... 6

Notes to the Financial Statements (unaudited)................................ 7

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Balance Sheets
(unaudited)


                                                                                         June 30,             December 31,
                                                                                           2016                   2015
                                                                                       ------------           ------------
                                                                                             $                     $
ASSETS

Current assets
  Cash                                                                                       22,327                  1,389
  Prepaid expenses                                                                           20,833                     --
                                                                                       ------------           ------------
Total current assets                                                                         43,160                  1,389

Non-current assets
  Mineral property                                                                           13,500                     --
                                                                                       ------------           ------------

Total assets                                                                                 56,660                  1,389
                                                                                       ============           ============
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                   67,561                 67,779
  Due to related parties                                                                     83,864                 84,464
  Notes payable, net of unamortized discount of $94,354 and $18,269, respectively            86,367                 57,452
  Notes payable - related party, net of unamortized discount of $nil                          9,500                     --
                                                                                       ------------           ------------
Total current liabilities                                                                   247,292                209,695

Non-current liabilities
  Notes payable - related party, net of unamortized discount of $nil
   and $nil, respectively                                                                        --                  9,500
                                                                                       ------------           ------------

Total liabilities                                                                           247,292                219,195
                                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                                 --                     --
  Common Stock
    Authorized: 500,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 90,712,559 common shares                                         90,712                 90,512
  Additional paid-in capital                                                                857,481                742,681
  Deficit                                                                                (1,138,825)            (1,050,999)
                                                                                       ------------           ------------
Total stockholders' deficit                                                                (190,632)              (217,806)
                                                                                       ------------           ------------

Total liabilities and stockholders' deficit                                                  56,660                  1,389
                                                                                       ============           ============

Organization and Nature of Operations (note 1)
Subsequent events (note 5)


   (The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Operations
(unaudited)

                                           For the three       For the three       For the six         For the six
                                           months ended        months ended        months ended        months ended
                                             June 30,            June 30,            June 30,            June 30,
                                               2016                2015                2016                2015
                                           ------------        ------------        ------------        ------------
                                                $                   $                   $                   $
Expenses
  Consulting expenses                             9,167                  --               9,167                  --
  General and administrative                     11,160               3,929              14,610               4,880
  Management fees                                 6,000               6,000              12,000              12,000
  Professional fees                              10,257               7,648              17,365              18,496
                                           ------------        ------------        ------------        ------------
Total expenses                                   36,584              17,577              53,142              35,376
                                           ------------        ------------        ------------        ------------

Loss before other expense                       (36,584)            (17,577)            (53,142)            (35,376)
                                           ------------        ------------        ------------        ------------
Other income (expense)
  Interest and accretion expense                (26,335)            (18,273)            (34,684)            (28,267)
  Gain on settlement of debt                         --              18,000                  --              18,000
                                           ------------        ------------        ------------        ------------

Total other income (expense)                    (26,335)               (273)            (34,684)            (10,267)
                                           ------------        ------------        ------------        ------------

Net loss                                        (62,919)            (17,850)            (87,826)            (45,643)
                                           ============        ============        ============        ============

Net loss per share, basic and diluted                --                  --                  --                  --
                                           ============        ============        ============        ============

Weighted average shares outstanding          90,653,218          76,203,768          90,582,889          60,987,295
                                           ============        ============        ============        ============


   (The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Cash Flows
(unaudited)

                                                              For the six          For the six
                                                              months ended         months ended
                                                                June 30,             June 30,
                                                                  2016                 2015
                                                               ----------           ----------
                                                                   $                    $
Operating Activities
  Net loss                                                        (87,826)             (45,643)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                             28,915               19,260
     Imputed interest                                                  --                1,155
     Gain on settlement of debt                                        --              (18,000)
  Changes in operating assets and liabilities:
     Prepaid expenses                                             (20,833)                  --
     Accounts payable and accrued liabilities                        (218)              21,861
     Due to related party                                            (600)              12,000
                                                               ----------           ----------
Net Cash Used In Operating Activities                             (80,562)              (9,367)
                                                               ----------           ----------
Investing Activities
  Acquisition of mineral property                                  (3,500)                  --
                                                               ----------           ----------
Net Cash Used In Investing Activities                              (3,500)                  --
                                                               ----------           ----------
Financing Activities
  Proceeds from note payable - related party                           --                9,500
  Proceeds from note payable                                      105,000                   --
                                                               ----------           ----------

Net Cash Provided By Financing Activities                         105,000                9,500
                                                               ----------           ----------

Increase in Cash                                                   20,938                  133

Cash - Beginning of Period                                          1,389                  256
                                                               ----------           ----------

Cash - End of Period                                               22,327                  389
                                                               ==========           ==========
Non-cash investing and financing activities:
  Shares issued for acquisition of mineral property                10,000
  Debt discount                                                   105,000                   --
  Shares issued to settle related party notes payable                  --              134,500
  Shares issued to settle notes payable                                --               90,000
                                                               ==========           ==========
Supplemental Disclosures
  Interest paid                                                        --                   --
  Income tax paid                                                      --                   --
                                                               ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended June 30, 2016
(unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

U.S. Lithium, Corp. (formerly Rostock Ventures Corp.) (the "Company") was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. On April 27, 2016, the Company incorporated and merged with its wholly-owned subsidiary, U.S. Lithium Corp. for the sole purpose of enacting a name change and acquired 100% of the titles, interest, and rights to four mineral claims in Esmeralda County, Nevada.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2016, the Company has not earned revenue, has a working capital deficit of $204,132, and an accumulated deficit of $1,138,825. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016 and December 31, 2015, there were no cash equivalents.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended June 30, 2016
(unaudited)

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended June 30, 2016
(unaudited)

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

The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, note payables, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(j) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016 and December 31, 2015, the Company has no items representing comprehensive income or loss.

(k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2016 and December 31, 2015, the Company did not grant any stock options.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended June 30, 2016
(unaudited)

3. MINERAL PROPERTY

On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 5.

4. NOTES PAYABLE

(a)  As at June 30, 2016,  the Company owes $9,500  (December 31, 2015 - $9,500)
     in notes payable to shareholders of the Company. The amounts owing are unsecured, due interest at 10% per annum, and is due by March 4, 2017. As at June 30, 2016, accrued interest of $8,586 (December 31, 2015 - $8,113) has been recorded in accounts payable and accrued liabilities.

(b)  As at June 30, 2016,  the Company owes $3,015  (December 31, 2015 - $3,015)
     of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. As at June 30, 2016, the notes payable has a carrying value of $3,015 (December 31, 2015 - $2,916) and has recorded accrued interest of $10,291 (December 31, 2015 - $10,141), which has been recorded in accounts payable and accrued liabilities.

(d)  As at June 30, 2016, the Company owes $47,706 (December 31, 2015 - $47,706)
     of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at June 30, 2016, accrued interest of $39,843 (December 31, 2015 - $37,582) has been recorded in accrued liabilities.

(e) On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on September 22, 2016, and is convertible into shares of common stock of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. During the period ended June 30, 2016, the Company recorded accretion expense of $12,432 (June 30, 2015 - $nil). As at March 31, 2016, the carrying value of the note payable is $19,262 (2015 - $6,830) and accrued interest of $1,931 (December 31, 2015 - $685) has been recorded in accounts payable and accrued liabilities.

(f) On April 8, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 8, 2017, and is convertible into shares of common stock of the Company at $0.0125 per share. During the period ended June 30, 2016, the Company recorded a beneficial conversion feature of $10,000, and recorded accretion expense of $2,274 (June 30, 2015 - $nil). As at June 30, 2016, the carrying value of the note payable is $2,274 (2015 - $nil) and accrued interest of $227 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(g) On April 21, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $5,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 21, 2017, and is convertible into shares of common stock of the Company at $0.015 per share. During the period ended June 30, 2016, the Company recorded a beneficial conversion feature of $5,000, and recorded accretion expense of $959 (June 30, 2015 - $nil). As at June 30, 2016, the carrying value of the note payable is $959 (2015 - $nil) and accrued interest of $96 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended June 30, 2016
(unaudited)

4. NOTES PAYABLE (continued)

(h) On May 5, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $50,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. During the period ended June 30, 2016, the Company recorded a beneficial conversion feature of $50,000, and recorded accretion expense of $7,671 (June 30, 2015
     - $nil). As at June 30, 2016, the carrying value of the note payable is $7,671 (2015 - $nil) and accrued interest of $767 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(i) On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. During the period ended June 30, 2016, the Company recorded a beneficial conversion feature of $40,000, and recorded accretion expense of $5,480 (June 30, 2015
     - $nil). As at June 30, 2016, the carrying value of the note payable is $5,480 (2015 - $nil) and accrued interest of $548 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

5. COMMON SHARES

On April 27, 2016, the Company issued 200,000 common shares with a fair value of $10,000 for the acquisition of the mineral claims, as noted in Note 3. The fair value of common shares was determined based on the end-of-day trading price of the Company's common shares on the date of the agreement.

6. RELATED PARTY TRANSACTIONS

(a)  As at June 30, 2016, the Company owed $78,864 (December 31, 2015 - $84,464)
     to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2016, the Company incurred $12,000 (June 30, 2015 - $12,000) of management fees to the President and Director of the Company.

(b) As at June 30, 2016, the Company owed $5,000 (December 31, 2015 - $nil) to a director of the Company for services rendered.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2016.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean U.S. Lithium Corp., unless otherwise indicated.

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

On April 25, 2016, our board of directors approved the change of our name to "U.S. Lithium Corp.". The change of name became effective with the Nevada Secretary of State on May 10, 2016 by way of a merger with our wholly-owned subsidiary, U.S. Lithium Corp., which was formed solely for the purpose of the change of name. The change of name became effective with Financial Industry Regulatory Authority ("FINRA"), on June 13, 2016. In connection with our change of name, our trading symbol was changed to "LITH". Our CUSIP number is 90351E 105.

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

On May 5, 2016, we entered into a securities purchase agreement with Robert Seeley, whereupon we agreed to sell to Mr. Seeley, for an aggregate of $50,000 in cash, a convertible promissory note for the aggregate principal sum of $50,000, which includes simple interest at a rate of 10% and is convertible into common share of our company at $0.0275 per share. This note matures in one year from issuance.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2015.

Our operating expenses for the three and six month periods ended June 30, 2016 and 2015 are outlined in the table below:

                              Three months  Three months  Six months  Six months
                                 ended         ended        ended       ended
                                June 30,      June 30,     June 30,    June 30,
                                  2016          2015         2016        2015
                                --------      --------     --------    --------
Consulting fees                 $  9,167      $    Nil     $  9,167    $    Nil
General and administrative      $ 11,160      $  3,929     $ 14,610    $  4,880
Management fees                 $  6,000      $  6,000     $ 12,000    $ 12,000
Professional fees               $ 10,257      $  7,648     $ 17,365    $ 18,496
Interest and accretion expense  $ 26,335      $ 18,273     $ 34,684    $ 28,267
Gain on settlement of debt      $    Nil      $(18,000)    $    Nil    $(18,000)
Net Loss                        $(62,919)     $(17,850)    $(87,826)   $(45,643)

OPERATING REVENUES

From November 2, 2006 (date of inception) to June 30, 2016, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended June 30, 2016 were $36,584 compared with $17,577 for the three months ended June 30, 2015. The increase in operating expenses were attributed to consulting fees of $9,167 to a third-party consultant, an increase of $2,609 for legal and professional fees incurred with the Company's acquisition of mineral property in Nevada, and an increase of

$7,231 in general and administrative expense relating to an increase in day-to-day operations including transfer agent and filing fees for issuance of common shares and SEC news releases during the period.

Operating expenses for the six months ended June 30, 2016 were $53,142 compared with $35,376 for the six months ended June 30, 2015. The increase in operating expenses were attributed to an increase in consulting fees of $9,167 to a third-party consultant, and an increase of $9,730 in general and administrative expense for an increase in day-to-day activities during the current year.

Net loss for the six months ended June 30, 2016 was $87,826 compared with $45,643 for the six months ended June 30, 2015. In addition to operating expenses, our company incurred interest and amortization accretion of $34,684 (2015 - $28,267) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures. In the prior year, our company also recorded a gain on settlement of debt of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                      As at            As at
                                                     June 30,       December 31,
                                                       2016            2015
                                                    ----------      ----------
Current Assets                                      $   43,160      $    1,389
Current Liabilities                                 $  247,292      $  209,695
                                                    ----------      ----------
Working Capital (deficiency)                        $ (204,132)     $ (208,306)
                                                    ==========      ==========

CASH FLOWS

                                                    Six Months      Six Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                       2016            2015
                                                    ----------      ----------
Net cash used in operating activities               $  (80,562)     $   (9,367)
Net cash used in investing activities               $   (3,500)     $      Nil
Net cash provided by financing activities           $  105,000      $    9,500
                                                    ----------      ----------
Net increase in cash                                $   20,938      $      133
                                                    ==========      ==========

As at June 30, 2016, our cash balance was $22,327 compared to $1,389 at December 31, 2015 and total assets were $56,660 compared to $1,389 as at December 31, 2015. The increase in cash was due to the fact that we received $105,000 during the current year for operating activities whereas in the prior year we only received $9,500, which resulted in an increase in operating and investing activities and an increase in cash at during fiscal 2016. The increase in total assets in addition to cash was due to the acquisition of mineral properties in the state of Nevada for $13,500 and prepaid consulting fees of $20,833 during the period ended June 30, 2016.

As at June 30, 2016, we had total liabilities of $247,292 compared with total liabilities of $209,695 as at December 31, 2015. The increase in total liabilities was due to an increase in notes payable of $28,915 for the issuance of $105,000 of non-related notes payable, less discount of $88,616, and the accretion of $12,432 of notes payables issued in fiscal 2015.

As at June 30, 2016, we had a working capital deficit of $204,132 compared with a working capital deficit of $208,306 as at December 31, 2015. The change in working capital deficit is consistent from prior year.

CASHFLOW FROM OPERATING ACTIVITIES

During the six months ended June 30, 2016, we used $80,562 of cash for operating activities compared to the use of $9,367 of cash for operating activities during the six months ended June 30, 2015. The increase in the cash used for operating activities was due to the fact that the Company had more operating activities during the current period with the acquisition of the mineral properties in Nevada and was supported financially by an increase in proceeds received from financing activities which helped pay for operating activities as they were incurred.

CASHFLOW FROM INVESTING ACTIVITIES

During the six months ended June 30, 2016, we used $3,500 of cash for investing activities as part of the payment for the acquisition of the mineral properties in Nevada. During the six months ended June 30, 2015, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the six months ended June 30, 2016, we received proceeds of $105,000 from the issuance of notes payables from a non-related party, which is unsecured, bears interest at 10% per annum, and is due within one year from the issuance of the note. During the six months ended June 30, 2015, we received proceeds of $9,500 from the issuance of a note payable to a related party, which is unsecured, bears interest at 10% per annum, and is due on March 4, 2017.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016 and December 31, 2015, there were no cash equivalents.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                              Description
------                              -----------

(3)      ARTICLES OF INCORPORATION; BYLAWS
3.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.2 Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.3 Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)
3.4 Articles of Merger filed with the Nevada Secretary of State on May 9, 2016 with an effective date of May 11, 2016 (incorporated by reference to our Current Report on Form 8-K filed on June 13, 2016)
(10)     MATERIAL CONTRACTS
10.1 Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.2 Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.3 Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)
10.4 Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)
10.5 Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.6 Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.7 Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)
10.8 Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.9 Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.10 Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.11 Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.12 Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.13 Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

Exhibit
Number                              Description
------                              -----------

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

Exhibit
Number                              Description
------                              -----------

10.35 Letter of Intent with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)
10.36 Agreement with Rangefront Consulting LLC dated April 25, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)
10.37 Securities Purchase Agreement dated April 8, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.38 Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.39 Securities Purchase Agreement dated April 21, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.40 Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.41 Securities Purchase Agreement dated May 11, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
10.42 Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2016)
(14)     CODE OF ETHICS
14.1 Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)
(31)     RULE 13A-14(A) / 15D-14(A) CERTIFICATIONS
31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)     SECTION 1350 CERTIFICATIONS
32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**    INTERACTIVE DATA FILE
101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
* Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  U.S. LITHIUM, CORP.
                                    (Registrant)


Dated: August 15, 2016            By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)