Form 10-Q
period 2016-09-30
U.S. Lithium Corp.
filed 2016-11-14
CIK 1396054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2016

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
90,512,559 common shares issued and outstanding as of November 14, 2016.

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

   Item 4.  Controls and Procedures......................................... 19

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings............................................... 19

   Item 1A. Risk Factors.................................................... 19

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 20

   Item 3.  Defaults Upon Senior Securities................................. 20

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

                               U.S. LITHIUM, CORP.
                        (formerly Rostock Ventures Corp.)

                              Financial Statements

   For the Periods Ended September 30, 2016 (unaudited) and December 31, 2015

Balance Sheets (unaudited)................................................... 4

Statements of Operations (unaudited)......................................... 5

Statements of Cash Flows (unaudited)......................................... 6

Notes to the Financial Statements (unaudited)................................ 7

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Balance Sheets
(unaudited)

                                                                                      September 30,           December 31,
                                                                                          2016                   2015
                                                                                       ------------           ------------
                                                                                            $                      $
ASSETS

Current assets
  Cash                                                                                        4,535                  1,389
  Prepaid expenses                                                                           16,188                     --
                                                                                       ------------           ------------
Total current assets                                                                         20,723                  1,389

Non-current assets
  Mineral property                                                                           14,445                     --
                                                                                       ------------           ------------

Total assets                                                                                 35,168                  1,389
                                                                                       ============           ============
LIABILITIES

Current liabilities
  Accounts payable and accrued liabilities                                                   78,851                 67,779
  Due to related parties                                                                     74,864                 84,464
  Notes payable, net of unamortized discount of $62,151 and $18,269, respectively           118,570                 57,452
  Notes payable - related party                                                               9,500                     --
                                                                                       ------------           ------------
Total current liabilities                                                                   281,785                209,695

Non-current liabilities
  Notes payable - related party                                                                  --                  9,500
                                                                                       ------------           ------------

Total liabilities                                                                           281,785                219,195
                                                                                       ------------           ------------
STOCKHOLDERS' DEFICIT
  Preferred Stock
    Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
    Issued and outstanding: nil preferred shares                                                 --                     --
  Common Stock
    Authorized: 500,000,000 common shares with a par value of $0.001 per share
    Issued and outstanding: 90,712,559 and 90,512,559 common shares, respectively            90,712                 90,512
  Additional paid-in capital                                                                857,481                742,681
  Deficit                                                                                (1,194,810)            (1,050,999)
                                                                                       ------------           ------------
Total stockholders' deficit                                                                (246,617)              (217,806)
                                                                                       ------------           ------------

Total liabilities and stockholders' deficit                                                  35,168                  1,389
                                                                                       ============           ============

Organization and Nature of Operations (note 1)
Subsequent events (note 7)


   (The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Operations
(unaudited)

                                             For the            For the            For the            For the
                                           Three months       Three months       Nine months        Nine months
                                              ended              ended              ended              ended
                                           September 30,      September 30,      September 30,      September 30,
                                               2016               2015               2016               2015
                                           ------------       ------------       ------------       ------------
                                                 $                  $                  $                  $
Expenses
  Consulting expenses                             5,970                 --             15,137                 --
  General and administrative                      2,261              1,138             16,871              6,018
  Management fees                                 6,000              6,000             18,000             18,000
  Professional fees                               4,815              6,177             22,180             24,673
                                           ------------       ------------       ------------       ------------
Total expenses                                   19,046             13,315             72,188             48,691
                                           ------------       ------------       ------------       ------------

Loss before other expense                       (19,046)           (13,315)           (72,188)           (48,691)
                                           ------------       ------------       ------------       ------------
Other income (expense)
  Interest and accretion expense                (36,939)            (2,127)           (71,623)           (30,394)
  Gain on settlement of debt                         --                 --                 --             18,000
                                           ------------       ------------       ------------       ------------
Total other income (expense)                    (36,939)            (2,127)           (71,623)           (12,394)
                                           ------------       ------------       ------------       ------------

Net loss                                        (55,985)           (15,442)          (143,811)           (61,085)
                                           ============       ============       ============       ============

Net loss per share, basic and diluted                --                 --                 --                 --
                                           ============       ============       ============       ============

Weighted average shares outstanding          90,712,559         90,512,559         90,626,428         70,776,295
                                           ============       ============       ============       ============


   (The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Cash Flows
(unaudited)

                                                                For the              For the
                                                              Nine months          Nine months
                                                                 ended                ended
                                                              September 30,        September 30,
                                                                  2016                 2015
                                                               ----------           ----------
                                                                   $                    $
Operating Activities
  Net loss                                                       (143,811)             (61,085)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accretion expense                                             61,118               19,874
     Imputed interest                                                  --                1,155
     Gain on settlement of debt                                        --              (18,000)
  Changes in operating assets and liabilities:
     Prepaid expenses                                             (16,188)                  --
     Accounts payable and accrued liabilities                      10,747               15,460
     Due to related party                                          (9,600)              18,165
                                                               ----------           ----------
Net Cash Used In Operating Activities                             (97,734)             (24,431)
                                                               ----------           ----------
Investing Activities
  Acquisition of mineral property                                  (4,120)                  --
                                                               ----------           ----------
Net Cash Used In Investing Activities                              (4,120)                  --
                                                               ----------           ----------
Financing Activities
  Proceeds from note payable - related party                           --                9,500
  Proceeds from note payable                                      105,000               25,000
                                                               ----------           ----------
Net Cash Provided By Financing Activities                         105,000               34,500
                                                               ----------           ----------

Increase in Cash                                                    3,146               10,069

Cash - Beginning of Period                                          1,389                  256
                                                               ----------           ----------

Cash - End of Period                                                4,535               10,325
                                                               ==========           ==========
Non-cash investing and financing activities:
  Shares issued for acquisition of mineral property                10,000                   --
  Debt discount                                                   105,000               25,000
  Shares issued to settle related party notes payable                  --              134,500
  Shares issued to settle notes payable                                --               90,000
                                                               ==========           ==========
Supplemental Disclosures
  Interest paid                                                        --                   --
  Income tax paid                                                      --                   --
                                                               ==========           ==========


   (The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2016
(unaudited)


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

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2016, the Company has not earned revenue, has a working capital deficit of $261,062, and an accumulated deficit of $1,194,810. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2016 and December 31, 2015, there were no cash equivalents.

(d) Mineral Property Costs

The Company has been in the exploration stage since its formation on November 2, 2006 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are expensed as incurred. When it has

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2016
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2016
(unaudited)


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

(j) Comprehensive Loss

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and December 31, 2015, the Company has no items representing comprehensive income or loss.

(k) Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2016 and December 31, 2015, the Company did not grant any stock options.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2016
(unaudited)


3. MINERAL PROPERTY

On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note
5. During the period ended September 30, 2016, the Company paid a further $945 for claim fees.

4. NOTES PAYABLE

(a) As at September 30, 2016, the Company owes $9,500 (December 31, 2015 - $9,500) of notes payable to shareholders of the Company. The amounts owing are unsecured, due interest at 10% per annum, and is due by March 4, 2017. As at September 30, 2016, accrued interest of $8,826 (December 31, 2015 - $8,113) has been recorded in accounts payable and accrued liabilities.

(b) As at September 30, 2016, the Company owes $3,015 (December 31, 2015 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. As at September 30, 2016, the notes payable has a carrying value of $3,015 (December 31, 2015 - $2,916) and has recorded accrued interest of $10,368 (December 31, 2015 - $10,141), which has been recorded in accounts payable and accrued liabilities.

(d) As at September 30, 2016, the Company owes $47,706 (December 31, 2015 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at September 30, 2016, accrued interest of $40,986 (December 31, 2015 - $37,582) has been recorded in accrued liabilities.

(e) On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on September 22, 2016, and is convertible into shares of common stock of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. During the period ended September 30, 2016, the Company recorded accretion expense of $18,169 (September 30, 2015 - $546). As at September 30, 2016, the carrying value of the note payable is $25,000 (December 31, 2015 - $6,830) and accrued interest of $2,562
     (December 31, 2015 - $685) has been recorded in accounts payable and accrued liabilities.

(f) On April 8, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 8, 2017, and is convertible into shares of common stock of the Company at $0.0125 per share. During the period ended September 30, 2016, the Company recorded a beneficial conversion feature of $10,000, and recorded accretion expense of $4,794 (September 30, 2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $4,794 (December 31, 2015 - $nil) and accrued interest of $479 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(g) On April 21, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $5,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 21, 2017, and is convertible into shares of common stock of the Company at $0.015 per share. During the period ended September 30, 2016, the Company recorded a beneficial conversion feature of $5,000, and recorded accretion expense of $2,219 (September 30, 2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $2,219 (December 31, 2015 - $nil) and accrued interest of $222 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2016
(unaudited)


4. NOTES PAYABLE (continued)

(h) On May 5, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $50,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. During the period ended September 30, 2016, the Company recorded a beneficial conversion feature of $50,000, and recorded accretion expense of $20,274 (September 30, 2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $20,274 (December 31, 2015 - $nil) and accrued interest of $2,027 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(i) On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. During the period ended September 30, 2016, the Company recorded a beneficial conversion feature of $40,000, and recorded accretion expense of $15,562 (September 30, 2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $15,562 (December 31, 2015 - $nil) and accrued interest of $1,556 (December 31, 2015 - $nil) has been recorded in accounts payable and accrued liabilities.

5. COMMON SHARES

On April 27, 2016, the Company issued 200,000 common shares with a fair value of $10,000 for the acquisition of the mineral claims, as noted in Note 3. The fair value of common shares was determined based on the end-of-day trading price of the Company's common shares on the date of the agreement.

6. RELATED PARTY TRANSACTIONS

As at September 30, 2016, the Company owed $74,864 (December 31, 2015 - $84,464) to the President and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2016, the Company incurred $18,000 (September 30, 2015 - $18,000) of management fees to the President and Director of the Company.

7. SUBSEQUENT EVENTS

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2016.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015.

Our operating expenses for the three and nine month periods ended September 30, 2016 and 2015 are outlined in the table below:

                                      Three months      Three months      Nine months       Nine months
                                         ended             ended             ended             ended
                                      September 30,     September 30,     September 30,     September 30,
                                          2016              2015              2016              2015
                                        --------          --------          --------          --------
Consulting fees                         $  5,970          $     --          $ 15,137          $     --
General and administrative              $  2,261          $  1,138          $ 16,871          $  6,018
Management fees                         $  6,000          $  6,000          $ 18,000          $ 18,000
Professional fees                       $  4,815          $  6,177          $ 22,180          $ 24,673
Interest and accretion expense          $ 36,939          $  2,127          $ 71,623          $ 30,394
Gain on settlement of debt              $     --          $     --          $     --          $(18,000)
Net Loss                                $ 55,985          $ 15,442          $143,811          $ 61,085

OPERATING REVENUES

From November 2, 2006 (date of inception) to September 30, 2016, our company did not record any revenues.

OPERATING EXPENSES AND NET LOSS

Operating expenses for the three months ended September 30, 2016 were $19,046 compared with $13,315 for the three months ended September 30, 2015. The increase in operating expenses were attributed to consulting fees of $5,970 to a third-party consultant, and an increase of $1,123 in general and administrative expense relating to an increase in day-to-day operations including transfer agent and filing fees for issuance of common shares and SEC news releases during the period offset by a decrease of $1,362 in professional fees due to lower legal fees.

Operating expenses for the nine months ended September 30, 2016 were $72,188 compared with $48,691 for the nine months ended September 30, 2015. The increase in operating expenses were attributed to an increase in consulting fees of $15,137 to a third-party consultant, and an increase of $10,853 in general and administrative expense for an increase in day-to-day activities during the current year offset by a decrease of $2,493 in professional fees due to lower legal fees.

Net loss for the nine months ended September 30, 2016 was $143,811 compared with $61,085 for the nine months ended September 30, 2015. In addition to operating expenses, our company incurred interest and amortization accretion of $71,623 (2015 - $30,394) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures. In the prior year, our company also recorded a gain on settlement of debt of $18,000.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                                  As at                As at
                                              September 30,         December 31,
                                                  2016                 2015
                                               ----------           ----------
Current Assets                                 $   20,723           $    1,389
Current Liabilities                            $  281,785           $  209,695
                                               ----------           ----------
Working Capital (deficiency)                   $ (261,062)          $ (208,306)
                                               ==========           ==========

CASH FLOWS

                                               Nine Months          Nine Months
                                                  Ended                Ended
                                              September 30,        September 30,
                                                  2016                 2015
                                               ----------           ----------
Net cash used in operating activities          $  (97,734)          $  (24,431)
Net cash used in investing activities          $   (4,120)          $       --
Net cash provided by financing activities      $  105,000           $   34,500
                                               ----------           ----------
Net increase in cash                           $    3,146           $   10,069
                                               ==========           ==========

As at September 30, 2016, our cash balance was $4,535 compared to $1,389 at December 31, 2015 and total assets were $35,168 compared to $1,389 as at December 31, 2015. The increase in cash was due to the fact that we received $105,000 of financing during the current year for our operating activities whereas in the prior year we only received $34,500, which resulted in an increase in operating and investing activities and an increase in cash during fiscal 2016. The increase in total assets in addition to cash was due to the acquisition of mineral properties in the state of Nevada for $14,445 and prepaid consulting fees of $16,188 during the period ended September 30, 2016.

As at September 30, 2016, we had total liabilities of $281,785 compared with total liabilities of $209,695 as at December 31, 2015. The increase in total liabilities was due to an increase in notes payable of $61,118 for the issuance of $105,000 of non-related notes payable, less discount of $62,150, and the accretion of $18,268 of notes payables issued in fiscal 2015.

As at September 30, 2016, we had a working capital deficit of $261,062 compared with a working capital deficit of $208,306 as at December 31, 2015. The increase in working capital deficit is due to the fact that we received financing for notes payable which were used to support our operating expenses.

CASHFLOW FROM OPERATING ACTIVITIES

During the nine months ended September 30, 2016, we used $97,734 of cash for operating activities compared to the use of $24,431 of cash for operating activities during the nine months ended September 30, 2015. The increase in the cash used for operating activities was due to the fact that the Company had more operating activities during the current period with the acquisition of the mineral properties in Nevada and was supported financially by an increase in proceeds received from financing activities which helped pay for operating activities as they were incurred.

CASHFLOW FROM INVESTING ACTIVITIES

During the nine months ended September 30, 2016, we used $4,120 of cash for investing activities as part of the payment for the acquisition of the mineral properties in Nevada. During the nine months ended September 30, 2015, we did not have any investing activities.

CASHFLOW FROM FINANCING ACTIVITIES

During the nine months ended September 30, 2016, we received proceeds of $105,000 from the issuance of notes payables from a non-related party, which is unsecured, bears interest at 10% per annum, and is due within one year from the issuance of the note. During the nine months ended September 30, 2015, we received proceeds of $34,500 from the issuance of a note payable to a related party, which is unsecured, bears interest at 10% per annum, and is due on March 4, 2017.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2016 and December 31, 2015, there were no cash equivalents.

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

COMPREHENSIVE LOSS

ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and December 31, 2015, our company has no items representing comprehensive income or loss.

STOCK-BASED COMPENSATION

Our company records stock-based compensation in accordance with ASC 718, COMPENSATION - STOCK COMPENSATION using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2016 and December 31, 2015, our company did not grant any stock options.

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

                                  U.S. LITHIUM, CORP.
                                    (Registrant)


Dated: November 14, 2016          By: /s/ Gregory Rotelli
                                      -----------------------------------------
                                      Gregory Rotelli
                                      President, Chief Executive Officer,
                                      Chief Financial Officer,
                                      Chief Accounting  Officer, Secretary,
                                      Treasurer and Director
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)