Form 10-K
period 2016-12-31
U.S. Lithium Corp.
filed 2017-04-14
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $Nil based on a $0.013405 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

98,514,559  common shares as of April 14, 2017

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean U.S. Lithium, Corp. , unless otherwise indicated.

Corporate History

We were incorporated as Rostock Ventures Corp. on November 2, 2006, under the laws of the State of Nevada. We are a natural resource exploration and development company engaged in the exploration, acquisition, and development of mineral properties in North America.  Our business also includes a technology venture, iWeedz.com, our planned internet e-commerce platform and search engine designed to connect consumers with cannabis vendors.

Effective March 12, 2014, we entered into a patent, technical information and trade mark license agreement with Windward International LLC pursuant to which our company acquired an exclusive license to use exploit certain patents, technical information and trademarks comprising the iWeedz.com platform, an e-commerce and marketing platform.  We paid 4,000,000 shares of our company’s common stock in consideration of the license and granted a 2% royalty on all net sales derived from the use of the patents, technical information and trademark.  However, due to a lack of financing, we have not fully developed or launch the iWeedz.com platform.  We continue hold our license in the iWeedz.com platform and to evaluate opportunities to monetize this intellectual property.

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

On April 4, 2016, our company entered into a letter of intent with Rangefront Consulting LLC (“Rangefront”).

Further to the letter of intent, on April 25, 2016, we entered into a definitive agreement with Rangefront whereby Rangefront granted us the option to acquire 100% of the title, interest and right in and to four mineral claims, known as the Elon claims, located in Esmerelda County, NevadaIn exchange for the grant of the Option by Rangefront, we paid $3,500 to Rangefront on signing of the agreement and issued an aggregate of 200,000 restricted common shares of our company to Brian Goss as the authorized representative of Rangefront.

We entered into a securities purchase agreement dated April 8, 2016 with Robert Seeley.  Pursuant to the agreement we issued to Mr. Seeley, in consideration of $10,000 in cash, a convertible promissory note for the aggregate  principal  sum of $10,000.  The note bears   simple interest at a rate of 10% per annum and is convertible in common shares of our company at the price of $0.0125 per share.  This note matured one year from issuance and has continued as a demand loan under the same terms as the existing loan.

Additionally, we entered into a securities purchase agreement dated April 21, 2016 with Mr. Seeley, pursuant to which we agreed to sell to Mr. Seeley, for an aggregate of $5,000 in cash, a convertible promissory note for the aggregate principal sum of $5,000.  The note bears simple interest at a rate of 10% and is convertible into common shares of our company at $0.015 per share.  This note matures in one year from issuance and will continue as a demand loan under the same terms as the existing loan.

On April 25, 2016, our board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary U.S. Lithium, Corp., a Nevada corporation, to effect a name change from “Rostock Ventures Corp.” to “U.S. Lithium, Corp.”.  Our company remains the surviving company.  U.S. Lithium, Corp. was formed solely for the change of name.

Articles of Merger to effect the merger and change of name were filed with the Nevada Secretary of State on May 9, 2016, with an effective date of May 11, 2016.  In connection with the change of name, effective June 13, 2016, our trading symbol changed to LITH and we adopted the new CUSIP number 90351E 105.

Effective May 11, 2016, we entered into a securities purchase agreement with Robert Seeley pursuant to which, in consideration for$40,000 in cash,  we issued a  convertible  promissory  note for the  aggregate  principal  sum of $40,000.  The note bears  simple interest  at a rate of 10% per  annum  and is convertible  in common  shares of our  company  for $0.035 per share.  This note matures in one year from issuance.

Effective November 7, 2016, we entered into a securities purchase agreement with Robert Seeley pursuant to which. In consideration for$15,000 in cash, we issued a convertible  promissory note for the aggregate  principal sum of $15,000. The note bears simple  interest at a rate of 10% per annum and is convertible  in common  shares of our  company  for $0.019 per share.  This note matures in one year from issuance.

Effective December 1, 2016, we entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $20,000 in cash, we issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $20,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.030 per share. This note matures in one year from issuance.

On February 24, 2017, the Company entered into an Option/Purchase Agreement dated February 23, 2017 (the “Agreement”) with Diamond Hunter Ltd. (the “Optionor”) pursuant to which we acquired an exclusive option to purchase a 100% interest in the Gochagar Lake Nickel-Copper-Cobalt project claims.  The project consists of four claims covering 3,759 hectares, is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.

In consideration of the option, the Company will issue 8,000,000 shares of its common stock to the principals of the Optionor. To complete the acquisition, the Company must incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD$225,000 on or before July 12, 2018. Thereafter the claims will be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made.

Our Current Business

iWeedz.com

On November 29, 2016 we issued a news release announcing our intention to relaunch our proprietary iWeedz.com search engine and e-commerce platform which was originally launched in February 2014.  The iWeedz.com search engine is a cannabis information resource that connects consumers with vendors or likeminded individuals. iWeedz.com for vendors will be a cloud based solution to manage inventory, post daily deals, attract new customer with proximity marketing via mobile phones, engage with customers via email & text messaging and offer payment processing. We intend to operate this technology platform through a relaunched Website located at www.iWeedz.com, and through mobile application for Apple iPhone operating system (iOS) and Android operating systems. As of the date of this report, our website is not fully functional and our application for Apple iOS and Android operating systems has not been released.

Our decision to revitalize the iWeedz platform comes at a time when several U.S. States have legalized and regulated, or are in the process of legalizing and regulating, medical marijuana.  The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have also legalized marijuana for recreational use.  Additionally, the Government of Canada has been engaged in an ongoing process of regulating medical marijuana, and is expected to introduce legislation for the legalization of recreational marijuana in the spring of 2017.

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

Our Mineral Exploration Business

Our mineral exploration strategy is focused on the acquisition, and development of Cobalt, nickel, and lithium resources properties to capitalize on the growing energy storage (battery) market associated with the popularization of electric vehicles.

On February 24, 2017, we entered into an Option/Purchase Agreement dated February 23, 2017 (the “Agreement”) with Diamond Hunter Ltd. (the “Optionor”) pursuant to which we acquired an exclusive option to purchase a 100% interest in the Gochagar Lake Nickel-Copper-Cobalt project claims.  The project consists of four claims covering 3,759 hectares, is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.

In consideration of the option, the Company will issue 8,000,000 shares of its common stock to the principals of the Optionor. To complete the acquisition, the Company must incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD$225,000 on or before July 12, 2018. Thereafter the claims will be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made.

The Gochagar Lake Nickel-Copper-Cobalt Project

The Gochagar Lake project, consists of four claims covering 3,759 hectares and is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.  The claims include the following tenures:

Tenure No.	Hectares	Expiry/Renewal Date

S-110897	229	9/12/2018
S-110898	2,702	9/12/2018
S-110899	591	9/12/2018
S-110665	167	5/16/2019

Historical exploration has identified semi-massive and massive Ni-Cu deposits with significantly elevated levels of Cobalt, a vital component in the manufacture of the latest generation of lithium ion batteries.  The terms “semi-massive” and “massive” do not refer to size, but rather refer to mineral deposits associated with or created by the warming of subsurface water by volcanic events.

Background and Technical Summary

Nickel-copper-cobalt sulphide mineralization was discovered at Gochagar Lake, located in the La Ronge meta-volcanic belt, in the mid-1960s with subsequent exploration carried out mainly by the Scurry-Rainbow Oil Company Limited.  Exploration activities included soil sampling, trenching of gossans, geophysical surveys and diamond drilling.  A total of 85 mostly vertical drill holes (total of 27,400 m) delineated the mineralized Gochagar A-Zone (or Main Zone) with a strike length of 330 meters, widths of up to 120 meters, and depths of up to 305 meters. The Gochagar A-Zone mineralization consists of disseminated mm-cm size blebs of sulphide, net-textured sulphide and, in places, semi-massive to massive sulphide pods. Assay grades of up to 3.1% Ni, 0.28% Cu, and 0.22% Co were reported.  Saskatchewan government records (Mineral Property # 0880) reported assay values as high as 3.92%Ni, 0.70% Cu and 2.86% Co.

Examination of the available geological and geophysical data, plus first-hand experience on the property by a senior Ni-Cu-PGE consultant, indicates the property has some very positive exploration attributes not previously recognized.  These include:

1.
The semi-massive and massive sulphide concentrations in the Gochagar mineralized zone have high Ni/Cu ratios (>10), and Pd/Ir ratios (6-11). Since 1980, it has been speculated that komatiitic nickel sulphide mineralization and potential ores should exist in the central La Ronge meta-volcanic belt because of the recognition of komatiite lavas in the belt.

2.
Research has clearly demonstrated that the komatiitic composition of the massive sulphides in the Gochagar Lake deposit are not compatible with the host rock and rock forming mineral compositions that the sulphides reside in. This suggests that these high grade Ni-Cu-Co sulphides were introduced through an interconnected mineralized plumbing system that was tapping into a much more primitive mineralized komatiitic system at depth or proximal to the main deposit.  This is further corroborated by discoveries in the Gochagar Lake area of discrete high grade massive Ni-Cu-Co sulphides in the surrounding country rock.  These sulphides are devoid of any mafic or ultramafic rock material like that hosting the Gochagar Lake deposit.

3.
The Gochagar Lake area and deposit sit on the boundary between the Rottenstone Domain and the La Ronge Domain. It is well known that structural boundaries between two major geological terranes are an excellent geological environment for the formation of Ni-Cu deposits.

4.
The area is extensively covered with glacial debris and muskeg, so surface geological prospecting should not reveal any new gossans or outcrop showings, as was the case in the early exploration of the 1960’s. However, a 2,284 km deep penetrating state of the art airborne electromagnetic and magnetic survey (VTEM) was flown in June 2008 and identified numerous potential targets that have yet to be investigated.

Exploration Plan

US Lithium’s initial work plan will involve a digital compilation of all available data into a comprehensive data base, reprocessing of all geophysical data and a complete reinterpretation of the geology.  A new 3-D model will be generated which will allow the Company to better visualize the deposit’s potential size and geometry and prepare its Phase 2 drilling plan.

Elon Claims, Esmeralda County Nevada

On April 25, 2016, we entered into a definitive agreement with Rangefront whereby Rangefront granted us the option to acquire 100% of the title, interest and right in and to four mineral claims, known as the Elon claims, located in Esmerelda County, NevadaIn exchange for the grant of the Option by Rangefront, we paid $3,500 to Rangefront on signing of the agreement and issued an aggregate of 200,000 restricted common shares of our company to Brian Goss as the authorized representative of Rangefront.

The Elon claim block consists of four 20-acre placer claims and is located in Esmerelda County, Nevada. Clayton Valley is home to the only mine producing lithium from brine in North America. As at the date of this report, we have not conducted any exploration on the Elon Claims. On August 25, 2016, we renewed the Elon claims until September 1, 2017. We plan to maintain the claims for the foreseeable future but have no plans to conduct exploration on the property during fiscal 2017.

Competition

The mining industry is intensely competitive. We aim to compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to investment funds to support acquisition, exploration and development. There are other competitors that have operations in the areas in which our properties are located, and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of our properties.

Compliance with Government Regulation

Regulation related to iWeedz.com

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

Marijuana Regulation

At least 24 States in the USA, and the federal government of Canada have passed some form of legislation related to the permission to grow, cultivate, sell or use marijuana either for medical purposes or for recreational or “adult use” purposes; or both. The various state legislation is not necessarily harmonious with one another, leading to potential conflicts between state laws. It is most often not legal to transport cannabis-related products across state lines and national borders.

We do not intend to directly hold, handle, or distribute any marijuana products in any location within or outside of the USA. We intend to comply with federal law that provides for certain exemptions for agricultural (industrial) hemp and certain byproducts to be manufactured and sold in the US. Our technology may have applications within the legal marijuana sector and we may seek to license that technology to companies that have met and comply with state regulations for the sale or distribution of cannabis related products in any particular jurisdiction.

Mineral Exploration

Any operations at our mineral exploration properties will be subject to various federal, state, or provincial laws and regulations in the US or Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or to our lithium properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of our optioned property.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Research and Development

We have not incurred any research and development expenditures over the last two fiscal years.

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

During the year ended December 31, 2016 we incurred aggregate net losses of $209,513.  As at December 31, 2016, we have not not earned any revenue,  and had a working capital deficit of $304,746, and an accumulated deficit of $1,260,512. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when vendors will utilize our iWeedz.com technology platform, the demand for our technology platform, and the level of competition and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $194,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

Risks Associated with Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/about/forms/industryguides.pdf) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of lithium and/or associated byproducts. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTC Markets since April 1, 2009.  Our current stock symbol is “LITH.” Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following quotations, obtained from OTC Markets, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)

Quarter Ended	High	Low

December 30, 2016	$0.0449	$0.038
September 30, 2016	$0.0243	$0.02
June 30, 2016	$0.0648	$0.0605
March 31, 2016	$0.0195	$0.017
December 31, 2015	$0.0129	$0.011
September 30, 2015	$0.0017	$0.0127
June 30, 2015	$0.005	$0.005
March 31, 2015	$0.003	$0.0037
December 31, 2014	$0.004	$0.0034

(1)	OTC Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121 (Telephone: (801) 274-1088) is the registrar and transfer agent for our common shares.

Holders

As of April 12, 2017, our company had 5 holders of record of our common stock and 90,512,559 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 27, 2016, we issued 200,000 shares of common stock with a fair value of $10,000 for the acquisition of the Elon claims located in Esmeralda County, Nevada. The fair value of the shares of common stock was determined based on the end-of-day trading price of the Company’s shares of common stock on the date of the agreement.

•	These shares were issued to one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933

On February 23, 2017, the Company entered into an option agreement to acquire 100% interest in four mineral claims located in Gochager Lake, Saskatchewan, Canada.  Under the terms of the option agreement, we have agreed to issue 8,000,000 common shares to the principals of the optionor.  As at the date of this report, issuance of the shares has been authorized by our board of directors.  We will issue the shares to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended).

Except as noted above, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015 which are included herein.

Our operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended
	December 31,
	2016	2015
Consulting fees	$26,438	$	Nil
General and administrative	$24,454		$7,694
License fee	$1,775	$	Nil
Management fees	$24,000		$24,000
Professional fees	$27,297		$29,658
Total other income (expense)	$(105,549)		$20,835
Net Loss	$(209,513)		$(82,187)

Operating Revenues

During the years ended December 31, 2016 and 2015, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2016 were $103,964 compared with $61,352 for the year ended December 31, 2015. The increase in operating expenses was due to consulting fees of $26,438 and an increase in general and administrative expense of $16,760 which were incurred for the due diligence and other services relating to the acquisition of the Elon claims.

Our net loss for the year ended December 31, 2016 was $209,513compared with $82,187 for the year ended December 31, 2015. In addition to operating losses, our company incurred $105,549 of interest and accretion expense during the year ended December 31, 2016 compared to $38,835 during the year ended December 31, 2015 relating to interest and accretion on our company’s outstanding convertible debentures.  Furthermore, during the year ended December 31, 2015, our company recorded a gain on forgiveness of debt of $18,000.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2016	2015
Current Assets	$16,977	$1,389
Current Liabilities	$321,723	$209,695
Working Capital (deficit)	$(304,746)	$(208,306)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash used in Operating Activities	$(129,404)	$(33,367)
Cash used in Investing Activities	$(4,445)	$ Nil
Cash provided by Financing Activities	$140,000	$34,500
Net Increase in Cash	$6,151	$1,133

As at December 31, 2016, our cash balance was $7,540 and total assets were $31,422 compared to cash and total assets of $1,389 as at December 31, 2015. The increase was due to cash received from financing activities during the year that were not entirely spent and the fact that we incurred $14,445 in acquisition costs relating to the Elon claims.

As at December 31, 2016, we had total liabilities of $321,723 compared with total liabilities of $219,195 as at December 31, 2015.  The increase in total liabilities was attributed to the issuance of new notes payable during the year of $140,000, of which a portion of the debt was discounted to reflect the beneficial conversion feature of the convertibility of the loans into common shares of the Company.

As at December 31, 2016, we had a working capital deficit of $304,746 compared with a working capital deficit of $208,306 as at December 31, 2015. The increase in working capital deficit was also due to the issuance of notes payable which were used to fund operating activities during the year.

Cashflow from Operating Activities

During the year ended December 31, 2016, we used $129,404 of cash for operating activities compared to the use of $33,367 of cash for operating activities during the year ended December 31, 2015.  The increase in cash used for operating activities was due an increase in funding from financing activities which allowed the Company to incur more operating activity including work done on the acquisition of the Gochager Lake claims and repayment of outstanding related party and third party payables as they became due.

Cashflow from Investing Activities

During the year ended December 31, 2016 we used $4,445 in investing activities related to our acquisition of the mineral claims.  During fiscal 2015, we did not have any cash transactions related to investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2016, we received $140,000 of cash from financing activities compared to $34,500 for the year ended December 31, 2015. We received $140,000 from the issuance of notes payable during the current year compared to $25,000 in notes payable and $9,500 from related party notes payable during the year ended December 31, 2015.

Cash Requirements

Over the next 12 months (beginning April 1, 2017) we intend to pursue our exploration and development interestest and to continue the development of our iWeedz.com search engine and the Elon and Gochager Lake claims. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount
General and administrative expenses	$40,000
Exploration expense (Gochagar Claims)	$50,000
Exploration expense (Elon Claims)	$20,000
Management fees	$24,000
Professional fees	$45,000
Development of iWeedz.com	$15,000
Total	$194,000

We will require additional funds of approximately $194,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of December 31, 2016 and 2015, there were no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2016 and December 31, 2015, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2016 and December 31, 2015, our company did not grant any stock options.

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

Item 8. Financial Statements and Supplementary Data

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)

Financial Statements

Years Ended December 31, 2016 and 2015

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
U.S. Lithium Corp. (formerly Rostock Ventures Corp.)

We have audited the accompanying balance sheets of U.S. Lithium Corp. (formerly Rostock Ventures Corp.) (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rostock Ventures Corp. as of December 31, 2016 and 2015, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

April 14, 2017
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Balance Sheets

	December 31, 2016	December 31, 2015
	$	$
ASSETS

Current assets
Cash	7,540	1,389
Prepaid expense	9,437	–
Total current assets	16,977	1,389

Non-current assets
Mineral property	14,445	–

Total assets	31,422	1,389

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	82,960	67,779
Due to related party	68,864	84,464
Notes payable, net of unamortized discount of $55,322 and $18,269, respectively	160,399	57,452
Notes payable – related party	9,500	–
Total current liabilities	321,723	209,695

Non-current liabilities
Notes payable – related party	–	9,500

Total liabilities	321,723	219,195

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 90,712,559 and 90,512,559 common shares, respectively	90,712	90,512
Additional paid-in capital	879,499	742,681
Deficit	(1,260,512)	(1,050,999)
Total stockholders’ deficit	(290,301)	(217,806)

Total liabilities and stockholders’ deficit	31,422	1,389

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Operations

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Expenses
Consulting fees	26,438	–
General and administrative	24,454	7,694
License fees	1,775	–
Management fees	24,000	24,000
Professional fees	27,297	29,658
Total expenses	103,964	61,352

Loss before other income (expense)	(103,964)	(61,352)

Other income (expense)
Gain on forgiveness of debt	–	18,000
Interest and accretion expense	(105,549)	(38,835)
Total other income (expense)	(105,549)	(20,835)

Net loss	(209,513)	(82,187)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	90,648,078	75,750,915

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Stockholders’ Equity (Deficit)

			Additional
	Common stock		paid-in
	Shares	Par value	capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2014	45,612,559	45,612	554,926	(968,812)	(368,274)

Imputed interest	–	–	1,155	–	1,155

Shares issued to settle debt	18,000,000	18,000	54,000	–	72,000

Shares issued to settle related party debt	26,900,000	26,900	107,600	–	134,500

Beneficial conversion feature of convertible debt	–	–	25,000	–	25,000

Net loss for the year	–	–	–	(82,187)	(82,187)

Balance, December 31, 2015	90,512,559	90,512	742,681	(1,050,999)	(217,806)

Shares issued for mineral property	200,000	200	9,800	–	10,000

Beneficial conversion feature of convertible debt	–	–	127,018	–	127,018

Net loss for the year	–	–	–	(209,513)	(209,513)

Balance, December 31, 2016	90,712,559	90,712	879,499	(1,260,512)	(290,301)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015
	$	$
Operating Activities
Net loss	(209,513)	(82,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	89,965	26,225
Imputed interest	–	1,155
Gain on settlement of debt	–	(18,000)
Changes in operating assets and liabilities:
Prepaid expenses	(9,437)	–
Accounts payable and accrued liabilities	15,181	20,775
Due to related party	(15,600)	18,665
Net Cash Used In Operating Activities	(129,404)	(33,367)

Investing Activities
Acquisition of mineral property	(4,445)	–
Net Cash Used In Investing Activities	(4,445)	–

Financing Activities
Proceeds from note payable – related party	–	9,500
Proceeds from note payable	140,000	25,000
Net Cash Provided By Financing Activities	140,000	34,500

Increase in Cash	6,151	1,133

Cash – Beginning of Period	1,389	256

Cash – End of Period	7,540	1,389

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	10,000	–
Debt discount	127,018	25,000
Shares issued to settle related party notes payable	–	134,500
Shares issued to settle notes payable	–	90,000

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2016

1.	Organization and Nature of Operations
U.S. Lithium, Corp. (formerly Rostock Ventures Corp.) (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. On April 27, 2016, the Company incorporated and merged with its wholly-owned subsidiary, U.S. Lithium Corp. for the sole purpose of enacting a name change and acquired 100% of the titles, interest, and rights to four mineral claims in Esmeralda County, Nevada.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2016, the Company has not earned any revenue, has a working capital deficit of $304,746, and an accumulated deficit of $1,260,512. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2016 and 2015, there were no cash equivalents.

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
December 31, 2016

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2016

2.	Summary of Significant Accounting Policies (continued)
(h)	Financial Instruments (continued)
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
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2016 and 2015, the Company has no items representing comprehensive income or loss.

(k)	Stock-based Compensation
The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at December 31, 2016 and 2015, the Company has not granted any stock options.

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
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 6(d). During the year ended December 31, 2016, the Company paid a further $945 for claim fees.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2016

4.	Notes Payable
(a)
As at December 31, 2016, the Company owes $9,500 (2015 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due by March 4, 2017. As at December 31, 2016, accrued interest of $9,065 (2015 - $8,113) has been recorded in accrued liabilities.

(b)
As at December 31, 2016, the Company owes $3,015 (2015 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. During the year ended December 31, 2015, the Company issued 9,000,000 shares of common stock for the settlement of $45,000 of outstanding notes payable. During the year ended December 31, 2016, the Company recorded accretion expense of $99 (2015 - $2,564). As at December 31, 2016, the notes payable has a carrying value of $3,015 (2015 - $2,916) and has recorded accrued interest of $10,444 (2015 - $10,141), which has been recorded in accounts payable and accrued liabilities.

(c)
As at December 31, 2016, the Company owes $47,706 (2015 - $47,706) of notes payable to non-related parties. During the year ended December 31, 2015, the Company issued 8,141,000 shares of common stock for the settlement of $40,705 of outstanding notes payable and assigned accrued interest of $34,536 from related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at December 31, 2016, accrued interest of $42,130 (2015 - $40,986) has been recorded in accrued liabilities.

(d)
On July 30, 2014, the Company entered into a loan agreement with a related party for proceeds of $5,000. The amount owing is unsecured, due interest at 10% per annum, is due on July 30, 2016 and is convertible into common shares of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $4,950. During the year ended December 31, 2016, recorded accretion expense of $nil (2015 - $3,906). During the year ended December 31, 2015, the Company issued 1,000,000 shares of common stock for the settlement of $5,000.

(e)
November 10, 2014, the Company entered into a loan agreement with a related party for proceeds of $6,000. The amount owing is unsecured, due interest at 10% per annum, is due on November 10, 2016 and is convertible into shares of common stock of the Company at $0.005 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $2,400. During the year ended December 31, 2016, recorded accretion expense of $nil (2015 - $2,232). During the year ended December 31, 2015, the Company issued 1,200,000 shares of common stock for the settlement of $6,000.

(f)
On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on September 22, 2016, and is convertible into shares of common stock of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. During the year ended December 31, 2016, the Company recorded accretion expense of $18,170 (2015 - $6,831). As at December 31, 2016, the carrying value of the note payable is $25,000 (2015 - $6,830). As at December 31, 2016, accrued interest of $3,192 (2015 - $685) has been recorded in accrued liabilities.

(g)

On April 8, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 8, 2017, and is convertible into shares of common stock of the Company at $0.0125 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $10,000, and recorded accretion expense of $7,315 (2015 - $nil). As at December 31, 2016, the carrying value of the note payable is $7,315 (2015 - $nil) and accrued interest of $731 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2016

4.	Notes Payable (continued)
(h)

On April 21, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $5,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 21, 2017, and is convertible into shares of common stock of the Company at $0.015 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $5,000, and recorded accretion expense of $3,479 (2015 - $nil). As at September 30, 2016, the carrying value of the note payable is $3,479 (December 31, 2015 - $nil) and accrued interest of $348 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(i)

On May 5, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $50,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $50,000, and recorded accretion expense of $32,877 (2015 - $nil). As at December 31, 2016, the carrying value of the note payable is $32,877 (2015 - $nil) and accrued interest of $3,287 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(j)

On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $40,000, and recorded accretion expense of $25,644 (2015 - $nil). As at December 31, 2016, the carrying value of the note payable is $25,644 (2015 - $nil) and accrued interest of $2,564 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(k)
On November 7, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $15,000. The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $8,684, and recorded accretion expense of $1,285 (2015 - $nil). As at December 31, 2016, the carrying value of the note payable is $7,600 (2015 - $nil) and accrued interest of $222 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

(l)
On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $13,333, and recorded accretion expense of $1,096 (2015 - $nil). As at December 31, 2016, the carrying value of the note payable is $7,763 (2015 - $nil) and accrued interest of $123 (2015 - $nil) has been recorded in accounts payable and accrued liabilities.

5.	Related Party Transactions

As at December 31, 2016, the Company owed $68,864 (2015 - $84,464) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2016, the Company incurred $24,000 (2015 - $24,000) of management fees to the President of the Company.

6.	Common Stock
(a)
On April 30, 2015, the Company issued 26,900,000 shares of common stock with a fair value of $107,600 to settle outstanding notes payable and accrued interest to related parties of $134,500. The gain on settlement of debt of $26,900 was recorded in additional paid-in capital.

(b)
In April 2015, the Company issued 18,000,000 shares of common stock with a fair value of $72,000 to settle outstanding notes payable and accrued interest to non-related parties of $90,000, resulting in a gain on settlement of debt of $18,000.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2016

6.	Common Stock (continued)
(c)
On September 30, 2015, the Company’s Board of Directors and a majority of its shareholders approved an increase in the Company’s authorized capital resulting in an increase of the authorized number of shares of common stock from 100,000,000 shares to 500,000,000 shares.

(d)
On April 27, 2016, the Company issued 200,000 shares of common stock with a fair value of $10,000 for the acquisition of the mineral claims, as noted in Note 3. The fair value of the shares of common stock was determined based on the end-of-day trading price of the Company’s shares of common stock on the date of the agreement.

7.	Income Taxes

The Company has $1,132,430 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2016, the Company had no uncertain tax positions.

	2016	2015
	$	$
Computed expected tax recovery	40,646	19,027
Change in valuation allowance	(40,646)	(19,027)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2016 and 2015, after applying enacted corporate income tax rates, are as follows:

	2016	2015
	$	$
Net operating losses carried forward	385,026	344,380
Valuation allowance	(385,026)	(344,380)

Net deferred income tax asset	–	–

8.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2016 with the exception of the following:

On February 23, 2017, the Company entered into an option agreement to acquire 100% interest in four mineral claims located in Gochager Lake, Saskatchewan, Canada.  Under the terms of the option agreement, the Company will issue 4,000,000 common shares and incur minimum exploration expenditures of $50,000 by June 1, 2017 and $225,000 by July 12, 2018.  In addition, the option agreement is subject to a 2% net smelter return (NSR) with the Company obtaining a right to purchase 1% of NSR for $1,250,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2016, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2016, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2016, our company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by COSO.

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

Name	Position Heldwith our Company	Age	Date First Elected orAppointed

Gregory Rotelli	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	57	May 10, 2011

Eric Allison	Director	60	February 10, 2016

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

Our Code of Business Conduct and Ethics was included with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-K filed on March 29, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: U.S. Lithium, Corp. , 2360 Corporate Circle, Suite 4000, Henderson, Nevada, 89074-7722.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2016 and December 31, 2015; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and December 31, 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Gregory Rotelli (1)	2016	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
President, ChiefExecutive Officer,	2015	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
ChiefFinancial Officer, Secretary Treasurer andDirector

(1)	Mr. Rotelli was appointed as our company’s chief executive officer, chief financial, officer, secretary, treasurer and director on May 10, 2011.
(2)	During the year ended December 31, 2016, Gregory Rotelli accrued $24,000 (2015 - $24,000) in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No officer or director of our company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2017, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

As at December 31, 2016, our company owes $68,864 (2015 - $84,464) to our president for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2016, our company incurred $24,000 (2015 - $24,000) of management fees to our president.

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

Item 14. Principal Accounting Fees And Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015

Audit fees		$10,000		$10,000
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$10,000		$9,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

Exhibit Number	Description

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

Exhibit Number	Description

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

Exhibit Number	Description

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Lithium, Corp.
(Registrant)
Dated: April 14, 2017

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

Dated: April 14, 2017	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 14, 2017

/s/ Eric Allison
Eric Allison
Director