Form 10-Q
period 2017-03-31
U.S. Lithium Corp.
filed 2017-05-30
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 333-144944

U.S. LITHIUM, CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0514250
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2360 Corporate Circle, Suite 4000 Henderson, NV	89074-7722
(Address of principal executive offices)	(Zip Code)

(702) 866-2500
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]'

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

98,712,559 common shares issued and outstanding as of May 25 , 2017.

U.S. LITHIUM, CORP.
(FORMERLY ROSTOCK VENTURES CORP.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Financial Statements
Period ended March 31, 2017 (unaudited) and December 31, 2016

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Balance Sheets

	March 31, 2017 $	December 31, 2016 $
	(unaudited)
ASSETS

Current assets
Cash	–	7,540
Prepaid expense	2,797	9,437
Total current assets	2,797	16,977

Non-current assets
Mineral property	376,045	14,445

Total assets	378,842	31,422

LIABILITIES

Current liabilities
Bank indebtedness	614	–
Accounts payable and accrued liabilities	93,750	82,960
Due to related party	65,564	68,864
Notes payable, net of unamortized discount of $28,927 and $55,322, respectively	194,794	160,399
Notes payable – related party	9,500	9,500

Total liabilities	364,222	321,723

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 98,712,559 and 90,712,559 common shares, respectively	98,712	90,712
Additional paid-in capital	1,238,432	879,499
Deficit	(1,322,524)	(1,260,512)
Total stockholders’ equity (deficit)	14,620	(290,301)

Total liabilities and stockholders’ equity (deficit)	378,842	31,422

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Statements of Operations
(unaudited)

	Three months ended March 31, 2017 $	Three months ended March 31, 2016 $
Expenses
Consulting fees	6,164	–
General and administrative	4,034	3,450
Management fees	6,000	6,000
Professional fees	8,529	7,108
Total expenses	24,727	16,558

Loss before other expense	(24,727)	(16,558)

Other expense
Interest and accretion expense	(37,285)	(8,349)

Net loss	(62,012)	(24,907)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	93,912,559	90,512,559

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2017 $	Three months ended March 31, 2016 $
Operating Activities
Net loss for the period	(62,012)	(24,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	31,728	6,283
Changes in operating assets and liabilities:
Prepaid expenses	6,640	–
Accounts payable and accrued liabilities	10,790	12,318
Due to related party	(3,300)	5,000

Net Cash Used In Operating Activities	(16,154)	(1,306)

Financing Activities
Bank indebtedness	614
Proceeds from note payable	8,000	–

Net Cash Provided By Financing Activities	8,614	–

Change in Cash	(7,540)	(1,306)

Cash – Beginning of Period	7,540	1,389

Cash – End of Period	–	83

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	361,600	–
Debt discount	5,333	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

On February 23, 2017, the Company entered into an option agreement to acquire 100% interest in the Gochager Lake Nickel-Copper-Cobalt project in exchange for the issuance of 8,000,000 shares of common stock of the Company.

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2017, the Company has not earned any revenue, has a working capital deficit of $361,425, and an accumulated deficit of $1,322,524. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2016. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At March 31, 2017, the Company had 28,113,343 (December 31, 2016 -25,934,330) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

(d) Financial Instruments

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

The Company’s financial instruments consist principally of cash, bank indebtedness, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(e) Recent Accounting Pronouncements

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
(unaudited)

3. Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 6(d). During the year ended December 31, 2016, the Company paid a further $945 for claim fees.

(b)
On February 23, 2017, the Company acquired a 100% interest in the Gochager Lake Nickel-Copper-Cobalt project in exchange for the issuance of 8,000,000 shares of common stock of the Company with a fair value of $361,600. As part of the agreement, the Company must incur exploration expenditures of not less than $50,000 on or before June 1, 2017 and $225,000 on or before July 12, 2018.  The claims are subject to a 2% net smelter return, subject to a right to repurchase 1% of the net smelter return in exchange for $1,250,000.

4. Notes Payable

(a)
As at March 31, 2017, the Company owes $9,500 (December 31, 2016 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at March 31, 2017, accrued interest of $9,300 (December 31, 2016 - $9,065) has been recorded in accounts payable and accrued liabilities.

(b)
As at March 31, 2017, the Company owes $3,015 (December 31, 2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $nil (2015 - $67). As at March 31, 2017, accrued interest of $10,518 (December 31, 2016 - $10,444) has been recorded in accounts payable and accrued liabilities.

(c)
As at March 31, 2017, the Company owes $47,706 (December 31, 2016 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at March 31, 2017, accrued interest of $43,249 (December 31, 2016 - $42,130) has been recorded in accrued liabilities.

(d)
As at March 31, 2017, the Company owes $25,000 (December 31, 2016 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. As at March 31, 2017, accrued interest of $3,808 (December 31, 2016 - $3,192) has been recorded in accounts payable and accrued liabilities.

(e)
As at March 31, 2017, the Company owes $10,000 (December 31, 2016 - $10,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on April 8, 2017, and is convertible into shares of common stock of the Company at $0.0125 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $2,466 (2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $9,781 (2015 - $7,315) and accrued interest of $978 (December 31, 2016 - $731) has been recorded in accounts payable and accrued liabilities.

(f)
As at March 31, 2017, the Company owes $5,000 (December 31, 2016 - $5,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on April 21, 2017, and is convertible into shares of common stock of the Company at $0.015 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $1,233 (2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $4,712 (December 31, 2016 - $3,479) and accrued interest of $471 (December 31, 2016 - $348) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
(unaudited)

4. Notes Payable (continued)

(g)
As at March 31, 2017, the Company owes $50,000 (December 31, 2016 - $50,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $12,328 (2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $45,205 (December 31, 2016 - $32,877) and accrued interest of $4,520 (December 31, 2016 - $3,287) has been recorded in accounts payable and accrued liabilities.

(h)
As at March 31, 2017, the Company owes $40,000 (December 31, 2016 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $9,863 (2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $35,507 (December 31, 2016 - $25,644) and accrued interest of $3,550 (December 31, 2016 - $2,564) has been recorded in accounts payable and accrued liabilities.

(i)
As at March 31, 2017, the Company owes $15,000 (December 31, 2016 - $15,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $2,141 (2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $9,741 (December 31, 2016 - $7,600) and accrued interest of $592 (December 31, 2016 - $222) has been recorded in accounts payable and accrued liabilities.

(j)
As at March 31, 2017, the Company owes $20,000 (December 31, 2016 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. During the period ended March 31, 2017, the Company recorded accretion expense of $3,288 (2016 - $nil). As at March 31, 2017, the carrying value of the note payable is $11,051 (December 31, 2016 - $7,763) and accrued interest of $657 (December 31, 2016 - $123) has been recorded in accounts payable and accrued liabilities.

(k)
On March 3, 2017, the Company accepted loan proceeds of $8,000 from a non-related party.  On April 16, 2017, the Company formalized the terms of the loan, entering into a loan agreement with a non-related party. The amount owing is unsecured, bears interest at 10% per annum, is due on April 16, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. During the period ended March 31, 2017, the Company recorded a beneficial conversion feature of $5,333, and recorded accretion expense of $409.  As at March 31, 2017, the carrying value of the note payable is $3,076 and accrued interest of $61 has been recorded in accounts payable and accrued liabilities.

5. Related Party Transactions

At March 31, 2017, the Company owed $65,564 (December 31, 2016 - $68,864) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2017, the Company incurred $6,000 (2016 - $6,000) of management fees to the President of the Company.

6. Common Stock

(a)	On February 23, 2017, the Company issued 8,000,000 shares of common stock with a fair value of $361,600 for the acquisition of the Gochager Lake mineral claims. Refer to Note 3(b).

7. Subsequent Event

On May 23, 2017, the Company issued a convertible note payable for proceeds of $25,000.  Under the terms of the note, the amount is unsecured, bears interest at 10% per annum, is due on or before May 23, 2018, and is convertible into common shares of the Company at $0.03 per share.

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

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean U.S. Lithium, Corp., unless otherwise indicated.

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

On April 25, 2016, our board of directors approved the change of our name to “U.S. Lithium Corp.”.  The change of name became effective with the Nevada Secretary of State on May 10, 2016 by way of a merger with our wholly-owned subsidiary, U.S. Lithium Corp., which was formed solely for the purpose of the change of name.

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

On April 16, 2017 the Company entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $8,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $8,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.030 per share. This note matures in one year from issuance.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Our operating expenses for the three month periods ended March 31, 2017 and March 31, 2016 are outlined in the table below:

	Three months ended March 31, 2017	Three months Ended March 31, 2016

Consulting fees	$6,164	$-
General and administrative	$4,034	$4,050
Management fees	$6,000	$6,000
Professional fees	$8,529	$7,108
Interest and amortization expense	$37,285	$8,349
Net Loss	$62,012	$24,907

Operating Revenues

For the three months ended March 31, 2017 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2017 were $24,727 compared with $16,558 for the three months ended March 31, 2016. The increase in operating expenses was attributed to consulting fees of $6,164 for services provided for the due diligence of our mineral properties, $584 increase in general and administrative due to higher day-to-day operating costs, and $1,421 increase in professional fees relating to higher accounting, audit, and legal services with respect to our acquisition of mineral properties and general SEC filing requirements.

Net loss for the three months ended March 31, 2017 was $62,012 compared with $24,907 for the three months ended March 31, 2016. In addition to operating expenses, our company incurred interest and amortization expense of $37,285 (2016 - $8,349) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31,	December 31,
	2017	2016

Current Assets	$2,797	$7,540
Current Liabilities	$364,222	$321,723
Working Capital (deficiency)	$(361,425)	$(314,183)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Net cash used in operating activities	$(16,154)	$(1,306)
Net cash used in investing activities	$ Nil	$ Nil
Net cash provided by financing activities	$8,614	$ Nil
Net increase (decrease) in cash	$(7,540)	$(1,306)

As at March 31, 2017, our cash balance was $nil and total assets were $378,842 comprised of $376,045 of mineral properties and $2,797 of prepaid expenses.  As at December 31, 2016, our cash balance was $7,540 and total assets were $31,422, which included mineral properties of $14,445 and prepaid expenses of $9,437.  The decrease in cash is due to the fact that we used our remaining cash for operating activities and lacked sufficient funding from financing activities to maintain our cash balance.  The increase in total assets was due to the acquisition of the Gochager Lake claims which was acquired by the issuance of 8,000,000 shares of common stock which had a fair value of $361,600.

As at March 31, 2017, we had total liabilities of $364,222 compared with total liabilities of $321,723 as at December 31, 2016. The increase in total liabilities was due an increase in accounts payable and accrued liabilities of $10,790, notes payable of $34,395 due to the amortization of debt discounts, and $614 of bank indebtedness as we overdrew our cash account at March 31, 2017.  During the period, we received $8,000 of notes payable which is unsecured, bears interest at 10% per annum, and is due within one year.

As at March 31, 2017, we had a working capital deficit of $361,425 compared with a working capital deficit of $314,183 as at December 31, 2016. The increase in working capital deficit is due to the fact that we incurred day-to-day operating costs at a higher rate than cash funding received.

Cashflow from Operating Activities

During the three months ended March 31, 2017, we used $16,154 of cash for operating activities compared to the use of $1,306 of cash for operating activities during the three months ended March 31, 2016. The increase in the cash used for operating activities was due to the fact that the Company had more cash assets on hand during the current period compared to the prior year.

Cashflow from Investing Activities

During the three months ended March 31, 2017 and 2016, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended March 31, 2017, we received $8,000 from the issuance of a note payable, which is unsecured, bears interest at 10% per annum, and due within one year.  Comparatively, we did not have any financing activities during the three months ended March 31, 2016.

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from its management and its ability to identify future investments opportunities and obtain the necessary debt or equity financing and generating profitable operation from the Company’s future operations.  For these reasons, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2017 and December 31, 2016, there were no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2017 and December 31, 2016, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March 31, 2017 and December 31, 2016, our company did not grant any stock options.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2017 the Company entered into a securities purchase agreement with Robert  Seeley pursuant to which, in consideration for $8,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $8,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.030 per share. This note matures in one year from issuance.

On May 23, 2017 the Company entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $25,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $25,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.023 per share. This note matures in one year from issuance.

The issuances of the above described convertible promissory notes (and any subsequent issuances of common shares pursuant to the convertible promissory notes) are made in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the subscriber represented to our company that they are an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 16, 2017 the Company entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $8,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $8,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.030 per share. This note matures in one year from issuance.

On May 23, 2017 the Company entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $25,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $25,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.023 per share. This note matures in one year from issuance.

The issuances of the above described convertible promissory notes (and any subsequent issuances of common shares pursuant to the convertible promissory notes) are made in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the subscriber represented to our company that they are an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)
(10)	Material Contracts
10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)
10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)
10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)
10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)
10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)
10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)
10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)
10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)
10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)
10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)
10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)
10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)
10.48*	Securities Purchase Agreement dated April 16, 2017 with Robert Seeley
10.49*	Convertible promissory note dated April 16, 2017 with Robert Seeley
10.50*	Securities Purchase Agreement dated May 23, 2017 with Robert Seeley
10.51*	Convertible promissory note dated May 23, 2017 with Robert Seeley
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: May 30, 2017	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)