Form 10-Q
period 2017-06-30
U.S. Lithium Corp.
filed 2017-08-21
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

99,993,386 common shares issued and outstanding as of August 18, 2017.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Financial Statements
Period ended June 30, 2017 (unaudited) and December 31, 2016

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Balance Sheets

	June 30, 2017 $	December 31, 2016 $
	(unaudited)
ASSETS

Current assets
Cash	11,630	7,540
Prepaid expense	–	9,437
Total current assets	11,630	16,977

Non-current assets
Mineral property	409,313	14,445

Total assets	420,943	31,422

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	101,219	82,960
Due to related party	61,117	68,864
Notes payable, net of unamortized discount of $58,788 and $55,322, respectively	229,933	160,399
Notes payable – related party	9,500	9,500

Total liabilities	401,769	321,723

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 98,712,559 and 90,712,559 common shares, respectively	98,712	90,712
Additional paid-in capital	1,288,432	879,499
Deficit	(1,367,970)	(1,260,512)
Total stockholders’ equity (deficit)	19,174	(290,301)

Total liabilities and stockholders’ equity (deficit)	420,943	31,422

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Statements of Operations
(unaudited)

	Three months ended June 30, 2017 $	Three months ended June 30, 2016 $	Six months ended June 30, 2017 $	Six months ended June 30, 2016 $
Expenses
Consulting fees	2,398	9,167	8,562	9,167
General and administrative	2,480	11,160	6,514	14,610
Management fees	6,000	6,000	12,000	12,000
Professional fees	8,427	10,257	16,956	17,365

Total expenses	19,305	36,584	44,032	53,142

Loss before other expense	(19,305)	(36,584)	(44,032)	(53,142)

Other expense
Interest and accretion expense	(26,141)	(26,335)	(63,426)	(34,684)

Net loss	(45,446)	(62,919)	(107,458)	(87,826)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	98,712,559	90,653,218	96,370,018	90,582,889

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2017 $	Six months ended June 30, 2016 $
Operating Activities
Net loss for the period	(107,458)	(87,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	51,867	28,915
Changes in operating assets and liabilities:
Prepaid expenses	9,437	(20,833)
Accounts payable and accrued liabilities	18,259	(218)
Due to related party	(7,747)	(600)
Net Cash Used In Operating Activities	(35,642)	(80,562)

Investing Activities
Mineral property exploration costs	(33,268)	(3,500)
Net Cash Used in Investing Activities	(33,268)	(3,500)

Financing Activities
Proceeds from note payable	73,000	105,000
Net Cash Provided By Financing Activities	73,000	105,000

Change in Cash	4,090	20,938

Cash – Beginning of Period	7,540	1,389

Cash – End of Period	11,630	22,327

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	361,600	10,000
Debt discount	55,333	105,000

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Interim Condensed Financial Statements
June 30, 2017

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

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2017, the Company has not earned any revenue, has a working capital deficit of $390,139, and an accumulated deficit of $1,367,970. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Interim Condensed Financial Statements
June 30, 2017

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At June 30, 2017, the Company had 34,824,297 (December 31, 2016 – 29,318,961) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Interim Condensed Financial Statements
June 30, 2017

3. Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 6(d). During the year ended December 31, 2016, the Company paid a further $945 for claim fees.

(b)
On February 23, 2017, the Company acquired a 100% interest in the Gochager Lake Nickel-Copper-Cobalt project in exchange for the issuance of 8,000,000 shares of common stock of the Company with a fair value of $361,600. As part of the agreement, the Company must incur exploration expenditures of not less than $50,000 on or before June 1, 2017 and $225,000 on or before July 12, 2018.  The claims are subject to a 2% net smelter return, subject to a right to repurchase 1% of the net smelter return in exchange for $1,250,000  During the six months ended June 30, 2017, the Company incurred $33,268 of exploration costs on the property.

4. Notes Payable

(a)
As at June 30, 2017, the Company owes $9,500 (December 31, 2016 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at June 30, 2017, accrued interest of $9,536 (December 31, 2016 - $9,065) has been recorded in accounts payable and accrued liabilities.

(b)
As at June 30, 2017, the Company owes $3,015 (December 31, 2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $nil (2016 - $67). As at June 30, 2017, accrued interest of $10,593 (December 31, 2016 - $10,444) has been recorded in accounts payable and accrued liabilities.

(c)
As at June 30, 2017, the Company owes $47,706 (December 31, 2016 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at June 30, 2017, accrued interest of $44,339 (December 31, 2016 - $42,130) has been recorded in accrued liabilities.

(d)
As at June 30, 2017, the Company owes $25,000 (December 31, 2016 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. As at June 30, 2017, accrued interest of $4,431 (December 31, 2016 - $3,192) has been recorded in accounts payable and accrued liabilities.

(e)
As at June 30, 2017, the Company owes $10,000 (December 31, 2016 - $10,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on April 8, 2017, and is convertible into shares of common stock of the Company at $0.0125 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $2,685 (2016 - $nil). As at June 30, 2017, the carrying value of the note payable is $10,000 (2015 - $7,315) and accrued interest of $1,227 (December 31, 2016 - $731) has been recorded in accounts payable and accrued liabilities.

(f)
As at June 30, 2017, the Company owes $5,000 (December 31, 2016 - $5,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on April 21, 2017, and is convertible into shares of common stock of the Company at $0.015 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $1,521 (2016 - $nil). As at June 30, 2017, the carrying value of the note payable is $5,000 (December 31, 2016 - $3,479) and accrued interest of $596 (December 31, 2016 - $348) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Interim Condensed Financial Statements
June 30, 2017

4. Notes Payable (continued)

(g)
As at June 30, 2017, the Company owes $50,000 (December 31, 2016 - $50,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $17,123 (2016 - $nil). As at June 30, 2017, the carrying value of the note payable is $50,000 (December 31, 2016 - $32,877) and accrued interest of $5,767 (December 31, 2016 - $3,287) has been recorded in accounts payable and accrued liabilities.

(h)
As at June 30, 2017, the Company owes $40,000 (December 31, 2016 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $14,356 (2016 - $nil). As at June 30, 2017, the carrying value of the note payable is $40,000 (December 31, 2016 - $25,644) and accrued interest of $4,547 (December 31, 2016 - $2,564) has been recorded in accounts payable and accrued liabilities.

(i)
As at June 30, 2017, the Company owes $15,000 (December 31, 2016 - $15,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $4,306 (2016 - $nil). As at June 30, 2017, the carrying value of the note payable is $11,907 (December 31, 2016 - $7,600) and accrued interest of $966 (December 31, 2016 - $222) has been recorded in accounts payable and accrued liabilities.

(j)
As at June 30, 2017, the Company owes $20,000 (December 31, 2016 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. During the period ended June 30, 2017, the Company recorded accretion expense of $6,611 (2016 - $nil). As at June 30, 2017, the carrying value of the note payable is $14,374 (December 31, 2016 - $7,763) and accrued interest of $1,156 (December 31, 2016 - $123) has been recorded in accounts payable and accrued liabilities.

(k)
As at June 30, 2017, the Company owes $8,000 (December 31, 2016 - $nil) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. During the period ended June 30, 2017, the Company recorded a beneficial conversion feature of $5,333, and recorded accretion expense of $1,738.  As at June 30, 2017, the carrying value of the note payable is $4,405 and accrued interest of $260 has been recorded in accounts payable and accrued liabilities.

(l)
On May 23, 2017, the Company issued a convertible promissory note for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $0.015 per share.  During the period ended June 30, 2017, the Company recorded a beneficial conversion feature of $23,333 and recorded accretion expense of $2,429.  As at June 30, 2017, the carrying value of the note payable is $4,096 and accrued interest of $83 has been recorded in accounts payable and accrued liabilities.

(m)
On June 15, 2017, the Company issued a convertible promissory note for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $0.015 per share.  During the period ended June 30, 2017, the Company recorded a beneficial conversion feature of $26,667 and recorded accretion expense of $1,096.  As at June 30, 2017, the carrying value of the note payable is $14,429 and accrued interest of $164 has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Interim Condensed Financial Statements
June 30, 2017

5. Related Party Transactions

At June 30, 2017, the Company owed $61,117 (December 31, 2016 - $68,864) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2017, the Company incurred $12,000 (2016 - $6,000) of management fees to the President of the Company.

6. Common Stock

(a)	On February 23, 2017, the Company issued 8,000,000 shares of common stock with a fair value of $361,600 for the acquisition of the Gochager Lake mineral claims. Refer to Note 3(b).

7. Subsequent Events

(a)
On July 31, 2017, the Company and the note holders agreed to amend the conversion price to $0.015 per share and extend the maturity dates for an additional six months on the following convertible notes:

•	Convertible note dated May 5, 2016 for $50,000;
•	Convertible note dated May 11, 2016 for $40,000;
•	Convertible note dated November 7, 2016 for $15,000;
•	Convertible note dated December 1, 2016 for $20,000;
•	Convertible note dated March 3, 2017 for $8,000;
•	Convertible note dated May 23, 2017 for $25,000; and
•	Convertible noted dated June 15, 2017 for $40,000.

(b)
On August 1, 2017, the Company issued 1,280,827 shares of common stock upon the conversion of principal balance of $10,000 and accrued interest of $1,225 on the April 8, 2016 convertible debenture and principal balance of $5,000 and accrued interest of $594 on the April 21, 2016 convertible debenture.

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

On April 25, 2016, our board of directors approved the change of our name to “U.S. Lithium Corp.”.  The change of name became effective with the Nevada Secretary of State on May 10, 2016 by way of a merger with our wholly-owned subsidiary, U.S. Lithium Corp., which was formed solely for the purpose of the change of name.  The change of name became effective with Financial Industry Regulatory Authority (“FINRA”), on June 13, 2016.  In connection with our change of name, our trading symbol was changed to "LITH". Our CUSIP number is 90351E 105.

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

The ELON claim block consists of four 20-acre placer claims and is located in Esmerelda County, Nevada, and is contiguous to claims held by both PURE Energy and Lithium X in Clayton Valley. Clayton Valley is home to Albemarle’s Silver Peak Lithium Mine, the only mine producing lithium from brine in North America. Both PURE Energy and Lithium X are actively exploring their respective claim blocks in Clayton Valley. The Clayton Valley area has been the focus of significant levels of exploration and acreage acquisition in recent months and is considered to be one of the best places for lithium exploration in North America.

The company looks to capitalize on opportunities within the lithium sector including providing lithium to the ever expanding next generation battery market.  Lithium demand is projected to triple by the year 2025 according to a recent report by Goldman Sachs and for many analysts is considered the new gasoline of the future. Our current focus is in the Basin and Range province of Nevada where the only producing lithium brine mine in North America, Albemarle’s Silver Peak Project, is located.  Elon, our first project, is located in Clayton Valley and is in close proximity to Silver Peak and several other active explorers and developers.

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

On June 15, 2017, we entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $40,000 in cash, a convertible promissory note in the aggregate principal amount of $40,000.  The promissory note, which is payable on January 15, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.018 per share.

We issued the convertible promissory note to Catanga International S.A. in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the purchaser represented to our company that it is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On July 31, 2017, we entered into amendment agreements with each Robert Seeley, and Catanga International S.A., pursuant to which certain convertible promissory notes previously issued to Mr. Seeley and Catanga International were amended to extend their applicable maturity date by six months, in consideration for the reduction of their applicable conversion price to $0.0150.  The resulting amendments are described in the following table:

Purchaser & Noteholder	Issue Date	Amount	Original Maturity Date	Amended Maturity Date	Original Conversion Price Per Share ($)	Amended Conversion Price Per Share ($)

Robert Seeley	5-May-16	$50,000.00	5-May-17	5-Nov-17	0.0275	0.015
Robert Seeley	11-May-2016	$40,000.00	11-May-17	11-Nov-17	0.035	0.015
Robert Seeley	7-Nov-16	$15,000.00	7-Nov-17	7-May-18	0.019	0.015
Robert Seeley	1-Dec-16	$20,000.00	1-Dec-17	1-Jun-18	0.03	0.015
Robert Seeley	3-Mar-17	$8,000.00	3-Mar-18	3-Sep-18	0.03	0.015
Catanga International S.A.	23-May-17	$25,000.00	23-May-18	23-Nov-18	0.0230	0.015
Catanga International S.A.	15-Jun-17	$40,000.00	15-Jun-18	15-Dec-18	0.0180	0.015

The above described notes continue to bear interest at the rate of ten percent (10.0%) per annum, with all unpaid principal and accrued interest being convertible, at the option of the holder, before and after maturity, into shares of our common stock at the prescribed conversion price.  In addition, the holders of the notes will be restricted from converting any outstanding balance payable pursuant to the notes if such conversion would result in them beneficially owning in excess of 9.99% of the Company’s issued and outstanding securities.

Results of Operations

Our operating expenses for the three and six month periods ended June 30, 2017 and 2016 are outlined in the table below:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Consulting fees	$2,398	$9,167	$8,562	$9,167
General and administrative	$2,480	$11,160	$6,514	$14,610
Management fees	$6,000	$6,000	$12,000	$12,000
Professional fees	$8,427	$10,257	$16,956	$17,365
Interest and amortization expense	$26,141	$26,335	$63,426	$34,684
Net Loss	$45,446	$62,919	$107,458	$87,826

Three months ended June 30, 2017 compared to the three months ended March 31, 2016

During the three months ended June 30, 2017, our company incurred operating expenses of $19,305 compared to $36,584 during the three months ended June 30, 2016.  The decrease in operating expenses was due to a decrease in general and administrative expense of $8,680, consulting fees of $6,769, and professional fees of $1,830 as the company was reviewing various potential investment and acquisition opportunities in fiscal 2016 that resulted in an increase in day-to-day operating costs.

Net loss for the three months ended June 30, 2017 was $45,446 compared to a net loss of $62,919 during the three months ended June 30, 2016.  In addition to operating expenses, the company incurred interest and accretion expense of $26,141 during the three months ended June 30, 2017 compared to interest and accretion expense of $26,335 during the three months ended June 30, 2016 relating to interest costs and the amortization of the beneficial conversion feature for the convertible notes that were issued by the company for funding of day-to-day operations.

For the three months ended June 30, 2017 and 2016, the company had a loss per share of $nil.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

During the six months ended June 30, 2017, our company incurred operating expenses of $44,032 compared to $53,142 during the six months ended June 30, 2016.  The decrease in operating expenses was due to a decrease in general and administrative expense of $8,096 as the company was reviewing various potential investment and acquisition opportunities in fiscal 2016 that resulted in an increase in day-to-day operating costs.

Net loss for the six months ended June 30, 2017 was $107,458 compared to a net loss of $87,826 during the six months ended June 30, 2016.  In addition to operating expenses, the company incurred interest and accretion expense of $63,426 compared to $34,684 during the six months ended June 30, 2016.  The increase in interest and accretion expense in fiscal 2017 is due to additional issuances of convertible notes that resulted in more interest expense and more accretion expense for the fair value of the beneficial conversion feature for the additional convertible notes issued subsequent to June 30, 2016.

For the six months ended June 30, 2017 and 2016, the company had a loss per share of $nil.

Operating Revenues

For the six months ended June 30, 2017 and 2016, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30,	December 31,
	2017	2016

Current Assets	$11,630	$16,977
Current Liabilities	$401,769	$321,723
Working Capital (deficiency)	$(390,139)	$(304,746)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Net cash used in operating activities	$(35,642)	$(80,562)
Net cash used in investing activities	$(33,268)	$(3,500)
Net cash provided by financing activities	$73,000	$105,000
Net increase (decrease) in cash	$4,090	$20,938

As at June 30, 2017, our cash balance was $11,630 and total assets were $420,943 comprised of $409,313 of mineral properties.  As at December 31, 2016, our cash balance was $7,540 and total assets were $31,422, which included mineral properties of $14,445 and prepaid expenses of $9,437.  The increase in cash was due to additional cash funding of $73,000 for the issuance of convertible notes which has not been entirely spent on operating activities as of June 30, 2017.  The increase in total assets was due to the acquisition of the Gochager Lake claims which was acquired by the issuance of 8,000,000 shares of common stock which had a fair value of $361,600 and additional exploration costs of $33,268 during the six months ended June 30, 2017.

As at June 30, 2017, we had total liabilities of $401,769 compared with total liabilities of $321,723 as at December 31, 2016. The increase in total liabilities was due an increase in accounts payable and accrued liabilities of $18,259, and notes payable of $69,534 due to the issuance of new convertible notes of $73,000 during fiscal 2017 along with the amortization of debt discounts for beneficial conversion feature from the convertible notes.  The increase was offset by a decrease of amounts due to related parties of $7,747 for additional repayments for outstanding management fees.  During the period, we received $73,000 of notes payable which is unsecured, bears interest at 10% per annum, and is due within one year.

As at June 30, 2017, we had a working capital deficit of $390,139 compared with a working capital deficit of $304,746 as at December 31, 2016. The increase in working capital deficit is due to the fact that we incurred day-to-day operating costs at a higher rate than cash funding received.

Cashflow from Operating Activities

During the six months ended June 30, 2017, we used $35,642 of cash for operating activities compared to the use of $80,562 of cash for operating activities during the six months ended June 30, 2016. The decrease in the cash used for operating activities due to an overall decrease in cash received from financing activities which limited the amount of cash spent for operating activities in fiscal 2017.

Cashflow from Investing Activities

During the six months ended June 30, 2017, we used cash of $33,268 for mineral exploration costs compared to $3,500 during the six months ended June 30, 2016.  The increase in cash used for investing activities was due to the company using additional cash to perform exploration costs on the Gochager property that was acquired in February 2017.

Cashflow from Financing Activities

During the six months ended June 30, 2017, we received $73,000 from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and due within one year.  Comparatively, we issued $105,000 in convertible notes payable during the six months ended June 30, 2016.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of June 30, 2017 and December 31, 2016, there were no cash equivalents.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no previously undisclosed unregistered sales of our equity securities during the period covered by this quarterly report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)
3.4	Articles of Merger filed with the Nevada Secretary of State on May 9, 2016 with an effective date of May 11, 2016 (incorporated by reference to our Current Report on Form 8-K filed on June 13, 2016)
(10)	Material Contracts
10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

Exhibit Number	Description

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)
10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)
10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.7	Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)
10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)
10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)
10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

Exhibit Number	Description

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.35	Letter of Intent with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)
10.36	Agreement with Rangefront Consulting LLC dated April 25, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)
10.37	Securities Purchase Agreement dated April 8, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.38	Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.39	Securities Purchase Agreement dated April 21, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.40	Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.41	Securities Purchase Agreement dated May 11, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
10.42	Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2016)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: August 18, 2017	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)