Form 10-Q
period 2017-09-30
U.S. Lithium Corp.
filed 2017-11-20
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

99,993,386 common shares issued and outstanding as of November 14, 2017.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Condensed Financial Statements
Period ended September 30, 2017 (unaudited) and December 31, 2016

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	September 30, 2017 $	December 31, 2016 $
	(unaudited)
ASSETS

Current assets
Cash	5,792	7,540
Prepaid expense	–	9,437
Total current assets	5,792	16,977

Non-current assets
Mineral properties	417,988	14,445

Total assets	423,780	31,422

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	112,453	82,960
Due to related party	58,617	68,864
Notes payable, net of unamortized discount of $75,720 and $58,788, respectively	232,764	160,399
Notes payable – related party	9,500	9,500

Total liabilities	413,334	321,723

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 99,993,386 and 90,712,559 common shares, respectively	99,993	90,712
Additional paid-in capital	1,327,337	879,499
Deficit	(1,416,884)	(1,260,512)
Total stockholders’ equity (deficit)	10,446	(290,301)

Total liabilities and stockholders’ equity (deficit)	423,780	31,422

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended September 30, 2017 $	Three months ended September 30, 2016 $	Nine months ended September 30, 2017 $	Nine months ended September 30, 2016 $
Expenses
Consulting fees	–	5,970	8,562	15,137
General and administrative	4,720	2,261	11,234	16,871
Management fees	6,000	6,000	18,000	18,000
Professional fees	10,257	4,815	27,213	22,180
Total expenses	20,977	19,046	65,009	72,188

Loss before other expense	(20,977)	(19,046)	(65,009)	(72,188)

Other expense
Interest and accretion expense	(27,937)	(36,939)	(91,363)	(71,623)

Net loss	(48,914)	(55,985)	(156,372)	(143,811)

Net loss per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	99,408,661	90,712,559	97,364,725	90,626,428

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2017 $	Nine months ended September 30, 2016 $
Operating Activities
Net loss for the period	$(156,372)	$(143,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	72,934	61,118
Changes in operating assets and liabilities:
Prepaid expenses	9,437	(16,188)
Accounts payable and accrued liabilities	31,443	10,747
Due to related party	(10,247)	(9,600)

Net Cash Used In Operating Activities	(52,805)	(97,734)

Investing Activities
Mineral property exploration costs	(41,943)	(4,120)

Net Cash Used in Investing Activities	(41,943)	(4,120)

Financing Activities
Proceeds from note payable	93,000	105,000

Net Cash Provided By Financing Activities	93,000	105,000

Change in Cash	(1,748)	3,146

Cash – Beginning of Period	7,540	1,389

Cash – End of Period	5,792	4,525

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	361,600	10,000
Debt discount	65,586	105,000

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2017
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

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2017, the Company has not earned any revenue, has a working capital deficit of $407,542, and an accumulated deficit of $1,416,884. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2016. These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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
For the period ended September 30, 2017
(unaudited)

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At September 30, 2017, the Company had 37,527,788 (December 31, 2016 – 29,318,961) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2017
(unaudited)

3. Mineral Properties

(a)	During the nine months ended September 30, 2017, the Company incurred $41,323 of exploration costs on the Gochager Lake Nickel-Copper-Cobalt project.

(b)	During the nine months ended September 30, 2017, the Company incurred $620 in mining fees on the Esmerelda County Property.

4. Notes Payable

(a)
On July 31, 2017, the Company and the note holders agreed to amend the conversion price to $0.015 per share and extend the maturity dates for an additional six months on the following convertible notes:

•	Convertible note dated May 5, 2016 for $50,000;
•	Convertible note dated May 11, 2016 for $40,000;
•	Convertible note dated November 7, 2016 for $15,000;
•	Convertible note dated December 1, 2016 for $20,000;
•	Convertible note dated March 3, 2017 for $8,000;
•	Convertible note dated May 23, 2017 for $25,000; and
•	Convertible note dated June 15, 2017 for $40,000.
The amendments resulted in additional beneficial conversion feature of $15,650 for the period ended September 30, 2017.

(b)
On August 11, 2017, the Company converted $10,000 related to the April 8, 2016 convertible debenture and $11,312 of accrued interest into 904,960 shares of common stock of the Company at $0.0125 per share. See Note 6. As at September 30, 2017, the Company recorded accretion expense of $2,685.

(c)
On August 11, 2017, the Company converted $5,000 related to the April 21, 2016 convertible note and accrued interest of $638 into 375,867 shares of common stock of the Company. See Note 6. As at September 30, 2017, the Company recorded accretion expense of $1,521.

(d)
As at September 30, 2017, the Company owes $9,500 (December 31, 2016 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at September 30, 2017, accrued interest of $9,776 (December 31, 2016 - $9,065) has been recorded in accounts payable and accrued liabilities.

(e)
As at September 30, 2017, the Company owes $3,015 (December 31, 2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. During the period ended September 30, 2017, the Company recorded accretion expense of $nil (2016 - $67). As at September 30, 2017, accrued interest of $10,668 (December 31, 2016 - $10,444) has been recorded in accounts payable and accrued liabilities.

(f)
As at September 30, 2017, the Company owes $25,000 (December 31, 2016 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. As at September 30, 2017, accrued interest of $5,062 (December 31, 2016 - $3,192) has been recorded in accounts payable and accrued liabilities.

(g)
As at September 30, 2017, the Company owes $47,706 (December 31, 2016 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at September 30, 2017, accrued interest of $45,482 (December 31, 2016 - $42,130) has been recorded in accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2017
(unaudited)

4. Notes Payable (continued)

(h)
As at September 30, 2017, the Company owes $50,000 (December 31, 2016 - $50,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. During the period ended September 30, 2017, the Company recorded accretion expense of $17,123 (2016 - $nil). As at September 30, 2017, the carrying value of the note payable is $50,000 (December 31, 2016 - $32,877) and accrued interest of $7,027 (December 31, 2016 - $3,287) has been recorded in accounts payable and accrued liabilities. For the period ended September 30, 2017, the Company received a notice of conversion to issue 3,746,067 common shares for the conversion of principal balance of $50,000 and accrued interest of $6,191 which has not been issued until the note holder meets certain conditions set out in the note agreement to finalize the notice of conversion.

(i)
As at September 30, 2017, the Company owes $40,000 (December 31, 2016 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. During the period ended September 30, 2017, the Company recorded accretion expense of $14,356 (2016 - $nil). As at September 30, 2017, the carrying value of the note payable is $40,000 (December 31, 2016 - $25,644) and accrued interest of $5,555 (December 31, 2016 - $2,564) has been recorded in accounts payable and accrued liabilities.

(j)
As at September 30, 2017, the Company owes $15,000 (December 31, 2016 - $15,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. During the period ended September 30, 2017, the Company recorded accretion expense of $7,699 (2016 - $nil). As at September 30, 2017, the carrying value of the note payable is $8,984 (December 31, 2016 - $7,600) and accrued interest of $1,344 (December 31, 2016 - $222) has been recorded in accounts payable and accrued liabilities.

(k)
As at September 30, 2017, the Company owes $20,000 (December 31, 2016 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. During the period ended September 30, 2017, the Company recorded accretion expense of $9,983 (2016 - $nil). As at September 30, 2017, the carrying value of the note payable is $11,079 (December 31, 2016 - $7,763) and accrued interest of $1,660 (December 31, 2016 - $123) has been recorded in accounts payable and accrued liabilities.

(l)
As at September 30, 2017, the Company owes $8,000 (December 31, 2016 - $nil) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 3, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. During the period ended September 30, 2017, the Company recorded accretion expense of $3,086.  As at September 30, 2017, the carrying value of the note payable is $3,086 and accrued interest of $462 has been recorded in accounts payable and accrued liabilities.

(m)
As at September 30, 2017, the Company owes $25,000 (December 31, 2016 - $nil) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 23, 2018, and is convertible into shares of common stock of the Company at $0.015 per share. During the period ended September 30, 2017, the Company recorded a beneficial conversion feature of $23,333 and recorded accretion expense of $8,311.  As at September 30, 2017, the carrying value of the note payable is $9,977 and accrued interest of $285 has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the Financial Statements
For the period ended September 30, 2017
(unaudited)

4. Notes Payable (continued)

(n)
As at September 30, 2017, the Company owes $40,000 (December 31, 2016 - $nil) of notes payable to a non-related party. The amount owing is unsecured, bears interest at 10% per annum, is due on December 15, 2018, and is convertible into shares of common stock of the Company at $0.015 per share.  During the period ended September 30, 2017, the Company recorded a beneficial conversion feature of $26,667 and recorded accretion expense of $7,817.  As at September 30, 2017, the carrying value of the note payable is $21,151 and accrued interest of $1,172 has been recorded in accounts payable and accrued liabilities.

(o)
On September 13, 2017, the Company issued a convertible promissory note for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $0.029 per share.  During the period ended September 30, 2017, the Company recorded a beneficial conversion feature of $7,586 and recorded accretion expense of $353.  As at September 30, 2017, the carrying value of the note payable is $12,767 and accrued interest of $93 has been recorded in accounts payable and accrued liabilities.

5. Related Party Transactions

At September 30, 2017, the Company owed $58,617 (December 31, 2016 - $68,864) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2017, the Company incurred $6,000 (2016 - $6,000) of management fees to the President of the Company.

6. Common Stock

(a)	On February 23, 2017, the Company issued 8,000,000 shares of common stock with a fair value of $361,600 for the acquisition of the Gochager Lake mineral claims.

(b)
On August 1, 2017, the Company issued 1,280,827 shares of common stock with a fair value of $16,950 upon the conversion of principal balance of $10,000 and accrued interest of $1,227 on the April 8, 2016 convertible debenture and principal balance of $5,000 and accrued interest of $596 on the April 21, 2016 convertible debenture.  Refer to Notes 4(e) and (f).

7. Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2017 with the exception of the following:

On November 13, 2017, the Company issued a convertible promissory note for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.021 per share.

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

Effective September 13, 2017, we entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $20,000 in cash, a convertible promissory note in the aggregate principal amount of $20,000.  The promissory note, which is payable on September 13, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.029 per share.

Effective November 13, 2017, we entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $22,000 in cash, a convertible promissory note in the aggregate principal amount of $22,000.  The promissory note, which is payable on November 13, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.021 per share.

Results of Operations

Our operating expenses for the three and nine month periods ended September 30, 2017 and 2016 are outlined in the table below:\

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Consulting fees	$-	$5,970	$8,562	$15,137
General and administrative	$4,720	$2,261	$11,234	$16,871
Management fees	$6,000	$6,000	$18,000	$18,000
Professional fees	$10,257	$4,815	$27,213	$22,180
Interest and accretion expense	$27,937	$36,939	$91,363	$71,623
Net Loss	$48,914	$55,985	$156,372	$143,811

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

During the three months ended September 30, 2017, our company incurred operating expenses of $20,977 compared to $19,046 during the three months ended September 30, 2016.  The increase in operating expenses of $1,931 was due to an increase in professional fees of $5,442 relating to additional accounting and legal expenses incurred for issuances of convertible debentures and amendments to existing convertible debentures and an increase of $2,459 of general and administrative expenses for day-to-day operating activity, offset by a decrease in consulting fees of $5,970 as we did not engage in the use of consultants for our operations in fiscal 2017.

Net loss for the three months ended September 30, 2017 was $48,914 compared to a net loss of $55,985 during the three months ended September 30, 2016.  In addition to operating expenses, the company incurred interest and accretion expense of $27,937 during the three months ended September 30, 2017 compared to interest and accretion expense of $36,939 during the three months ended September 30, 2016 relating to interest costs and the amortization of the beneficial conversion feature for the convertible notes that were issued by the company for funding of day-to-day operations.

For the three months ended September 30, 2017 and 2016, the company had a loss per share of $nil.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

During the nine months ended September 30, 2017, our company incurred operating expenses of $65,009 compared to $72,188 during the nine months ended September 30, 2016.  The decrease in operating expenses of $7,179 was due to a decrease in general and administrative expense of $5,637 as we were reviewing various potential investment and acquisition opportunities in fiscal 2016 that resulted in an increase in day-to-day operating costs, and a decrease in consulting fees of $6,755 as we used consultants in fiscal 2016 to review potential investments.  This was offset by an increase of $5,033 in professional fees for additional time and costs incurred during the fiscal year for the issuance of convertible debentures and for the amendments to the terms of existing convertible debentures.

Net loss for the nine months ended September 30, 2017 was $156,372 compared to a net loss of $143,811 during the nine months ended September 30, 2016.  In addition to operating expenses, we incurred interest and accretion expense of $91,363 compared to $71,623 during the nine months ended September 30, 2016.  The increase in interest and accretion expense in fiscal 2017 is due to additional issuances of convertible notes that resulted in more interest expense and more accretion expense for the fair value of the beneficial conversion feature for the additional convertible notes issued during the year.

For the nine months ended September 30, 2017 and 2016, the company had a loss per share of $nil.

Operating Revenues

For the three and nine months ended September 30, 2017 and 2016, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30,	December 31,
	2017	2016

Current Assets	$5,792	$16,977
Current Liabilities	$413,334	$321,723
Working Capital (deficiency)	$(407,542)	$(304,746)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016

Net cash used in operating activities	$(52,805)	$(97,734)
Net cash used in investing activities	$(41,943)	$(4,120)
Net cash provided by financing activities	$93,000	$105,000
Net increase (decrease) in cash	$(1,748)	$3,146

As at September 30, 2017, our cash balance was $5,792 and total assets were $423,780, which included $417,988 of mineral properties.  As at December 31, 2016, our cash balance was $7,540 and total assets were $31,422, which included mineral properties of $14,445 and prepaid expenses of $9,437.  Overall, cash was consistent throughout the period, however we had an increase in total assets of $392,358 due largely to the acquisition of the Gochager Lake claims which was acquired by the issuance of 8,000,000 shares of common stock which had a fair value of $361,600 and additional exploration costs of $41,943 during the nine months ended September 30, 2017.

As at September 30, 2017, we had total liabilities of $413,334 compared with total liabilities of $321,723 as at December 31, 2016. The increase in total liabilities was due an increase in accounts payable and accrued liabilities of $29,493, and notes payable of $72,365 due to the issuance of new convertible notes of $93,000 during fiscal 2017 along with the amortization of debt discounts for beneficial conversion feature from the convertible notes.  The increase was offset by a decrease of amounts due to related parties of $10,247 for additional repayments for outstanding management fees.  During the period, we received $93,000 of notes payable which is unsecured, bears interest at 10% per annum, and is due within one year.

As at September 30, 2017, we had a working capital deficit of $407,542 compared with a working capital deficit of $304,746 as at December 31, 2016. The increase in working capital deficit is due to the fact that we incurred day-to-day operating costs at a higher rate than cash funding received.

Cashflow from Operating Activities

During the nine months ended September 30, 2017, we used $52,805 of cash for operating activities compared to the use of $97,734 of cash for operating activities during the nine months ended September 30, 2016. The decrease in the cash used for operating activities due to an overall decrease in cash received from financing activities which limited the amount of cash spent for operating activities in fiscal 2017.

Cashflow from Investing Activities

During the nine months ended September 30, 2017, we used cash of $41,943 for mineral exploration costs compared to $4,120 during the nine months ended September 30, 2016.  The increase in cash used for investing activities was due to the company using additional cash to perform exploration costs on the Gochager property that was acquired in February 2017.

Cashflow from Financing Activities

During the nine months ended September 30, 2017, we received $93,000 from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and due within one year.  Comparatively, we issued $105,000 in convertible notes payable during the nine months ended September 30, 2016.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)
3.4	Articles of Merger filed with the Nevada Secretary of State on May 9, 2016 with an effective date of May 11, 2016 (incorporated by reference to our Current Report on Form 8-K filed on June 13, 2016)
(10)	Material Contracts
10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)
10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)
10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)
10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)
10.7	Promissory Note with Pop Holdings Ltd. dated May 29, 2013 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 12, 2013)
10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)
10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

Exhibit Number	Description

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)
10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)
10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)
10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)
10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)
10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)
10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)
10.35	Letter of Intent with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

Exhibit Number	Description

10.36	Agreement with Rangefront Consulting LLC dated April 25, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)
10.37	Securities Purchase Agreement dated April 8, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.38	Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.39	Securities Purchase Agreement dated April 21, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.40	Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)
10.41	Securities Purchase Agreement dated May 11, 2016 between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)
10.42	Form of convertible promissory note between our company and Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on June 20, 2016)
10.43	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed on September 14, 2017)
10.44	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed on September 14, 2017)
10.45	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed on November 15, 2017)
10.46	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed on November 15, 2017)
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: November 20, 2017	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)