Form 10-K
period 2017-12-31
U.S. Lithium Corp.
filed 2018-04-17
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $Nil based on a $0.0230 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

105,042,923 common shares as of April 12, 2018

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

In consideration of the option, on February 23, 2017, the Company issued 8,000,000 shares of its common stock to the principals of the Optionor with a fair value of $361,600. To complete the acquisition, the Company was to incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD$225,000 on or before July 12, 2018. Thereafter the claims would be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made.

As at December 31, 2017, the Company had incurred $43,443.20 in exploration expenditures related to the Gochagar Lake property.  On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.

Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement.  As a result of the two agreements, the Company has granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagar Lake claims, subject to a 2% NSR royalty (payable to the royalty holder), in consideration for 1,000,000 common shares of Cameo Resources Corp. payable to the Company, $60,000 to be paid to the Company within 5 business days following the agreement (which amount has been paid), $225,000 to be incurred in exploration of the claims by July 2, 2019, and the issuance of 100,000 common shares to each of the vendors.  Pursuant to the agreements, Cameo will act as operator of the claims, and will have the option to purchase one percent of the NSR royalty at any time by paying $1,250,000 to the royalty holder.

Other Recent Transactions

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

On May 23, 2017 the Company entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $25,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $25,000  The note, which was subsequently assigned to Catanga International S.A., bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.023 per share. This note matures in one year from issuance.

Effective July 31, 2017, the Company entered into amendment agreements with each Robert Seeley, and Catanga International S.A., pursuant to which certain convertible promissory notes previously issued to Mr. Seeley and Catanga International were amended to extend their applicable maturity date by six months, in consideration for the reduction of their applicable conversion price to $0.0150.  The resulting amendments are described in the following table:

Purchaser & Noteholder	Note Issue Date	Amount	Original Maturity Date	Amended Maturity Date	Original Conversion Price Per Share ($)	Amended Conversion Price Per Share ($)

Robert Seeley	5-May-16	$50,000.00	5-May-17	5-Nov-17	0.0275	0.015
Robert Seeley	11-May-2016	$40,000.00	11-May-17	11-Nov-17	0.035	0.015
Robert Seeley	7-Nov-16	$15,000.00	7-Nov-17	7-May-18	0.019	0.015
Robert Seeley	1-Dec-16	$20,000.00	1-Dec-17	1-Jun-18	0.03	0.015
Robert Seeley	3-Mar-17	$8,000.00	3-Mar-18	3-Sep-18	0.03	0.015
Catanga International S.A.	23-May-17	$25,000.00	23-May-18	23-Nov-18	0.0230	0.015
Catanga International S.A.	15-Jun-17	$40,000.00	15-Jun-18	15-Dec-18	0.0180	0.015

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

On August 1, 2017 our board of directors authorized the issuance of 1,280,827 shares of our common stock pursuant to the conversion of convertible promissory notes dated April 8, 2016, April 21, 2016.  The following table described the value of the converted promissory notes, the applicable conversion prices and the number of shares issued on the conversion date:

Noteholder	Issue Date	Principal Amount	Accrued Interest	Total	Conversion Price	Conversion Shares Issued

Robert Seeley	8-Apr-16	$10,000.00	$1,225.00	$11,225.00	0.0125	904,960
Robert Seeley	21-Apr-16	$5,000.00	$594.44	$5,594.44	0.0150	375,867
Total				$16,950		1,280,827

Effective September 13, 2017, the Company entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $20,000 in cash, a convertible promissory note in the aggregate principal amount of $20,000.  The promissory note, which is payable on September 13, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.029 per share.

Effective November 13, 2017, the Company entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $22,000 in cash, a convertible promissory note in the aggregate principal amount of $22,000.  The promissory note, which is payable on November 13, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.021 per share.

Effective February 5, 2018, the Company entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $20,000 in cash, a convertible promissory note in the aggregate principal amount of $20,000.  The promissory note, which is payable on February 5, 2019, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.021 per share.

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

On February 24, 2017, we entered into an Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd. (the “Optionor”) pursuant to which we acquired an exclusive option to purchase a 100% interest in the Gochagar Lake Nickel-Copper-Cobalt project claims.  The project consists of four claims covering 3,759 hectares, is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.

In consideration of the option, the Company issued 8,000,000 shares of its common stock to the principals of the Optionor. Pursuant to the February 23, 2017 agreement, to complete the acquisition, the Company must incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD$225,000 on or before July 12, 2018. Thereafter the claims will be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made. As at December 31, 2017, the Company had incurred $43,443.20 in exploration expenditures related to the Gochagar Lake property.

On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.  Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement.  As a result of the two agreements, the Company has granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagar Lake claims, subject to a 2% NSR royalty (payable to the royalty holder), in consideration for 1,000,000 common shares of Cameo Resources Corp. payable to the Company, $60,000 to be paid to the Company within 5 business days following the agreement (which amount has been paid), $225,000 to be incurred in exploration of the claims by July 2, 2019, and the issuance of 100,000 common shares to each of the vendors.  Pursuant to the agreements, Cameo will act as operator of the claims, and will have the option to purchase one percent of the NSR royalty at any time by paying $1,250,000 to the royalty holder.

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

During the year ended December 31, 2017 we incurred aggregate net losses of $246,858.  As at December 31, 2017, we have not earned any revenue,  and had a working capital deficit of $446,657, and an accumulated deficit of $1,507,370. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when vendors will utilize our iWeedz.com technology platform, the demand for our technology platform, and the level of competition and general economic conditions.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)

Quarter Ended	High	Low

December 30, 2017	$0.05	$0.015
September 30, 2017	$0.055	$0.0225
June 30, 2017	$0.0459	$0.02
March 31, 2017	$0.07	$0.0321
December 30, 2016	$0.0449	$0.038
September 30, 2016	$0.0243	$0.02
June 30, 2016	$0.0648	$0.0605
March 31, 2016	$0.0195	$0.017
December 31, 2015	$0.0129	$0.011

(1)	OTC Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121 (Telephone: (801) 274-1088) is the registrar and transfer agent for our common shares.

Holders

As of April 12, 2018, our company had 5 holders of record of our common stock and 105,042,923 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 23, 2017, the Company entered into an option agreement to acquire 100% interest in four mineral claims located in Gochagar Lake, Saskatchewan, Canada.  Under the terms of the option agreement, we have agreed to issue 8,000,000 common shares to the principals of the optionor.  As at the date of this report, issuance of the shares has been authorized by our board of directors.  We will issue the shares to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended).

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

On May 23, 2017 the Company entered into a securities purchase agreement with Robert  Seeley pursuant to which, in consideration for $25,000 in cash, the Company issued to Mr.  Seeley a convertible promissory  note for the aggregate principal sum of $25,000. The note, which was subsequently assigned to Catanga International S.A. bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.023 per share. This note matures in one year from issuance.

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

On August 1, 2017 our board of directors authorized the issuance of 1,280,827 shares of our common stock pursuant to the conversion of convertible promissory notes dated April 8, 2016, April 21, 2016.  The following table described the value of the converted promissory notes, the applicable conversion prices and the number of shares issued on the conversion date:

Noteholder	Issue Date	Principal Amount	Accrued Interest	Total	Conversion Price	Conversion Shares Issued

Robert Seeley	8-Apr-16	$10,000.00	$1,225.00	$11,225.00	0.0125	904,960
Robert Seeley	21-Apr-16	$5,000.00	$594.44	$5,594.44	0.0150	375,867
Total				$16,950		1,280,827

The 1,280,827 common shares were issued to one (1) purchaser in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the purchaser represented to our company that he is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

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

Effective February 5, 2018, we entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $20,000 in cash, a convertible promissory note in the aggregate principal amount of $20,000.  The promissory note, which is payable on February 5, 2019, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.021 per share.

We issued the convertible promissory note to Catanga International S.A. in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the purchaser represented to our company that it is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D

Except as noted above, we did not sell any equity securities which were not registered under the Securities Act during or subsequent to the year ended December 31, 2017.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016 which are included herein.

Our operating results for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended
	December 31,
	2017	2016

Consulting fees	$8,562	$26,438
General and administrative	$15,460	$24,454
License fee	$800	$1,775
Management fees	$24,000	$24,000
Professional fees	$31,994	$27,297
Exploration expenses	$44,243	$0
Total other income (expense)	$(121,799)	$(105,549)
Net Loss	$(246,858)	$(209,513)

Operating Revenues

During the years ended December 31, 2017 and 2016, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2017 were $125,059 compared to $103,964 for the year ended December 31, 2016. The increase in operating expenses was due to mineral exploration costs of $44,243 incurred on the Gochagar Lake Property offset by a decrease of $17,876 in consulting fees as the Company used more consultants in the prior year as part of the costs incurred to perform the due diligence for the acquisition of the Gochagar Lake property.

In addition to operating losses, our company incurred $121,799 of interest and accretion expense during the year ended December 31, 2017 compared to $105,549 during the year ended December 31, 2016 relating to interest and accretion on our outstanding convertible debentures.  The increase was due to the fact that we entered into more convertible debentures during the year that required more accretion costs and interest expense costs.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2017	2016

Current Assets	$490	$16,977
Current Liabilities	$447,147	$321,723
Working Capital (deficit)	$(446,657)	$(304,746)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Cash used in Operating Activities	$(122,050)	$(129,404)
Cash used in Investing Activities	$-	$(4,445)
Cash provided by Financing Activities	$115,000	$140,000
Net Increase in Cash	$(7,050)	$6,151

As at December 31, 2017, our cash balance was $490 and total assets were $376,535 compared to cash of $7,540 and total assets of $31,422 as at December 31, 2016. The decrease in cash is due to the fact that the Company has spent all cash received from financing activities during the year.  The increase in total assets is due to the acquisition of the Gochagar Lake property for $361,600 which was financed by the issuance of 8,000,000 common shares of our company.

As at December 31, 2017, we had total liabilities of $447,147 compared with total liabilities of $321,723 as at December 31, 2016.  The increase in total liabilities was attributed to the issuance of new notes payable during the year of $115,000, of which a portion of the debt was discounted to reflect the beneficial conversion feature of the convertibility of the loans into common shares of the Company.  Furthermore, there was an increase of $31,043 in accounts payable and accrued liabilities as we did not have sufficient cash flow on hand to pay our outstanding obligations as they became due.

As at December 31, 2017, we had a working capital deficit of $446,657 compared with a working capital deficit of $304,746 as at December 31, 2016. The increase in working capital deficit was also due to the issuance of notes payable which were used to fund operating activities during the year.

Cashflow from Operating Activities

During the year ended December 31, 2017, we used $122,050 of cash for operating activities compared to the use of $129,404 of cash for operating activities during the year ended December 31, 2016.  The decrease in cash used for operating activities was due to the fact that we were limited to cash received from financing activities and we received less funding from financing activities in the current year.

Cashflow from Investing Activities

During the year ended December 31, 2016 we used $4,445 in investing activities related to our acquisition of the mineral claims.  During the year ended December 31, 2017, we did not acquire any mineral claims with the use of cash.

Cashflow from Financing Activities

During the year ended December 31, 2017, we received $115,000 of financing from the issuance of convertible debentures as compared to the receipt of $140,000 of financing from the issuance of convertible debentures during the year ended December 31, 2016.

Cash Requirements

Over the next 12 months (beginning April 1, 2018) we intend to pursue our exploration and development interests and to continue the development of our iWeedz.com search engine and the Elon and Gochagar Lake claims. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount

General and administrative expenses	$40,000
Exploration expense (Elon Claims)	$20,000
Management fees	$24,000
Professional fees	$45,000
Development of iWeedz.com	$15,000
Contingency	50,000
Total	$194,000

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of December 31, 2017 and 2016, there were no cash equivalents.

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

Mineral Property Costs

The Company has been in the exploration stage since its formation on November 2, 2006 and has not yet realized any revenues from its planned operations. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2017 and 2016, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2017 and 2016, our company did not grant any stock options.

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
Years Ended December 31, 2017 and 2016

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
U.S. Lithium Corp. (formerly Rostock Ventures Corp.)

We have audited the accompanying balance sheets of U.S. Lithium Corp. (formerly Rostock Ventures Corp.) (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Lithium Corp. (formerly Rostock Ventures Corp.) as of December 31, 2017 and 2016, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 16, 2018
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Balance Sheets

	December 31, 2017	December 31, 2016
	$	$
ASSETS

Current assets
Cash	490	7,540
Prepaid expense	–	9,437

Total current assets	490	16,977

Non-current assets
Mineral property	376,045	14,445

Total assets	376,535	31,422

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	114,003	82,960
Due to related party	55,317	68,864
Notes payable, net of unamortized discount of $47,394 and $55,322, respectively	268,327	160,399
Notes payable – related party	9,500	9,500

Total liabilities	447,147	321,723

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 99,993,386 and 90,712,559 common shares, respectively	99,993	90,712
Additional paid-in capital	1,336,765	879,499
Deficit	(1,507,370)	(1,260,512)
Total stockholders’ deficit	(70,612)	(290,301)

Total liabilities and stockholders’ deficit	376,535	31,422

Organization and Nature of Operations (note 1)
Subsequent Events (Note 8)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Operations

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$
Expenses
Consulting fees	8,562	26,438
General and administrative	15,460	24,454
License fees	800	1,775
Management fees	24,000	24,000
Mineral exploration costs	44,243	–
Professional fees	31,994	27,297
Total expenses	125,059	103,964

Loss before other expense	(125,059)	(103,964)

Other expense

Interest and accretion expense	(121,799)	(105,549)

Total other expense	(121,799)	(105,549)

Net loss	(246,858)	(209,513)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	98,027,292	90,648,078

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Stockholders’ Equity (Deficit)

			Additional
	Common stock		paid-in
	Shares	Par value	capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2015	90,512,559	90,512	742,681	(1,050,999)	(217,806)

Shares issued for mineral property	200,000	200	9,800	–	10,000

Beneficial conversion feature of convertible debt	–	–	127,018	–	127,018

Net loss for the year	–	–	–	(209,513)	(209,513)

Balance, December 31, 2016	90,712,559	90,712	879,499	(1,260,512)	(290,301)

Shares issued for mineral property	8,000,000	8,000	353,600	–	361,600

Shares issued for conversion of debt	1,280,827	1,281	15,669	–	16,950

Beneficial conversion feature of convertible debt	–	–	87,997	–	87,997

Net loss for the year	–	–	–	(246,858)	(246,858)

Balance, December 31, 2017	99,993,386	99,993	1,336,765	(1,507,370)	(70,612)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Statements of Cash Flows

	Year ended December 31, 2017	Year ended December 31, 2016
	$	$
Operating Activities
Net loss	$(246,858)	$(209,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	95,925	89,965
Changes in operating assets and liabilities:
Prepaid expenses	9,437	(9,437)
Accounts payable and accrued liabilities	32,993	15,181
Due to related party	(13,547)	(15,600)
Net Cash Used In Operating Activities	(122,050)	(129,404)

Investing Activities
Mineral property costs	–	(4,445)
Net Cash Used In Investing Activities	–	(4,445)

Financing Activities
Proceeds from note payable	115,000	140,000
Net Cash Provided By Financing Activities	115,000	140,000

Increase (Decrease) in Cash	(7,050)	6,151

Cash – Beginning of Period	7,540	1,389

Cash – End of Period	490	7,540

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	361,600	10,000
Debt discount	85,681	127,018
Shares issued to settle notes payable	16,950	–

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2017, the Company has not earned any revenue, has a working capital deficit of $446,657, and an accumulated deficit of $1,507,370. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that our company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2017 and 2016, there were no cash equivalents.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

2.     Summary of Significant Accounting Policies (continued)

d)	Mineral Property Costs

The Company has been in the exploration stage since its formation on November 2, 2006 and has not yet realized any revenues from its planned operations. Mineral property acquisition costs are capitalized and mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
December 31, 2017

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
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2017 and 2016, the Company has no items representing comprehensive income or loss.

(k)	Stock-based Compensation
The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at December 31, 2017 and 2016, the Company has not granted any stock options.

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

3.     Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. During the year ended December 31, 2017, the Company paid a further $620 (2016 - $945) for claim fees.

(b)
On February 23, 2017, the Company acquired a 100% interest in the Gochager Lake Nickel-Copper-Cobalt (“Gochager Lake”) project in exchange for the issuance of 8,000,000 shares of common stock of the Company with a fair value of $361,600. As part of the agreement, the Company must incur exploration expenditures of not less than $50,000 on or before June 1, 2017 and $225,000 on or before July 12, 2018.  The claims are subject to a 2% net smelter return, subject to a right to repurchase 1% of the net smelter return in exchange for $1,250,000  During the year ended December 31, 2017, the Company incurred $44,243 of exploration costs on the property which have been expensed as incurred.   Refer to Note 8.

4.	Notes Payable

(a)
As at December 31, 2017, the Company owes $9,500 (2016 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at December 31, 2017, accrued interest of $10,015 (2015 - $9,065) has been recorded in accrued liabilities.

(b)
As at December 31, 2017, the Company owes $3,015 (2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. During the year ended December 31, 2015, the Company issued 9,000,000 shares of common stock for the settlement of $45,000 of outstanding notes payable. During the year ended December 31, 2017, the Company recorded accretion expense of $nil (2016 - $99). As at December 31, 2017, accrued interest of $10,744 (2016 - $10,444), which has been recorded in accounts payable and accrued liabilities.

(c)
As at December 31, 2017, the Company owes $47,706 (2016 - $47,706) of notes payable to non-related parties. During the year ended December 31, 2015, the Company issued 8,141,000 shares of common stock for the settlement of $40,705 of outstanding notes payable and assigned accrued interest of $34,536 from related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at December 31, 2017, accrued interest of $46,625 (2016 - $42,130) has been recorded in accrued liabilities.

(d)
On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. During the year ended December 31, 2017, the Company recorded accretion expense of $nil (2016 - $18,170). As at December 31, 2017, the carrying value of the note payable is $25,000 (2016 - $25,000). As at December 31, 2017, accrued interest of $5,692 (2015 - $3,192) has been recorded in accrued liabilities.

(e)

On April 8, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $10,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 8, 2017, and is convertible into shares of common stock of the Company at $0.0125 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $10,000.  During the year ended December 31, 2017, the Company recorded accretion expense of $2,685 (2016 - $7,315). On August 1, 2017, the Company issued 904,960 common shares for the conversion of principal balance of $10,000 and accrued interest of $1,312.  As at December 31, 2017, the carrying value of the note payable is $nil (2016 - $7,315) and accrued interest of $nil (2016 - $731) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

4. Notes Payable (continued)

(f)
On April 21, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $5,000. The amount owing is unsecured, bears interest at 10% per annum, is due on April 21, 2017, and is convertible into shares of common stock of the Company at $0.015 per share. During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $5,000.  During the year ended December 31, 2017, the Company recorded accretion expense of $1,521 (2016 - $3,479).  On August 1, 2017, the Company issued 375,867 common shares for the conversion of principal balance of $5,000 and accrued interest of $638.  As at December 31, 2017, the carrying value of the note payable is $nil (2016 - $3,479) and accrued interest of $nil (2016 - $348) has been recorded in accounts payable and accrued liabilities.

(g)
On May 5, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $50,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017 and is convertible into shares of common stock of the Company at $0.0275 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to November 5, 2017.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $50,000.  During the year ended December 31, 2017, the Company recorded accretion expense of $17,123 (2016 - $32,877).  As at December 31, 2017, the carrying value of the note payable is $50,000 (2016 - $32,877) and accrued interest of $8,287 (2016 - $3,287) has been recorded in accounts payable and accrued liabilities.  Refer to Note 8(b).

(h)
On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to November 11, 2017.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $40,000.  During the year ended December 31, 2017, the Company recorded accretion expense of $14,356 (2016 - $25,644). As at December 31, 2017, the carrying value of the note payable is $40,000 (2016 - $25,644) and accrued interest of $6,563 (2016 - $2,564) has been recorded in accounts payable and accrued liabilities.

(i)
On November 7, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $15,000. The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to May 7, 2018.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $8,684, which was amended to $15,000 on the amendment of the agreement on July 31, 2017.  During the year ended December 31, 2017, the Company recorded accretion expense of $10,226 (2016 - $1,285). As at December 31, 2017, the carrying value of the note payable is $11,511 (2016 - $7,600) and accrued interest of $1,722 (2016 - $222) has been recorded in accounts payable and accrued liabilities.  Refer to Note 8(c).

(j)
On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to June 1, 2018.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $13,333, which was amended to $20,000 on the amendment of the agreement on July 31, 2017.  During the year ended December 31, 2017, the Company recorded accretion expense of $13,347 (2015 - $1,096). As at December 31, 2017, the carrying value of the note payable is $14,443 (2016 - $7,763) and accrued interest of $2,164 (2016 - $164) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

4.	Notes Payable (continued)

(k)
On March 3, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $8,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $0.03 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to September 3, 2018.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $8,000, and recorded accretion expense of $4,431 (2016 - $nil).  As at December 31, 2017, the carrying value of the note payable is $4,431 (2016 - $nil) and accrued interest of $664 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(l)
On May 23, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $0.03 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to November 23, 2018.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $23,333, and recorded accretion expense of $14,192 (2016 - $nil).  As at December 31, 2017, the carrying value of the note payable is $15,859 (2016 - $nil) and accrued interest of $487 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(m)
On June 15, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $0.03 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to December 15, 2018.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $26,667, and recorded accretion expense of $14,539 (2016 - $nil).  As at December 31, 2017, the carrying value of the note payable is $27,872 (2016 - $nil) and accrued interest of $2,180 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(n)
On September 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $0.029 per share.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $7,586, and recorded accretion expense of $2,265 (2016 - $nil).  As at December 31, 2017, the carrying value of the note payable is $14,679 (2016 - $nil) and accrued interest of $597 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

(o)
On November 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.021 per share.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $9,429, and recorded accretion expense of $1,240 (2016 - $nil).  As at December 31, 2017, the carrying value of the note payable is $13,811 (2016 - $nil) and accrued interest of $289 (2016 - $nil) has been recorded in accounts payable and accrued liabilities.

5.	Related Party Transactions

As at December 31, 2017, the Company owed $55,317 (2016 – 68,864) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2017, the Company incurred $24,000 (2016 - $24,000) of management fees to the President of the Company.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

6. Common Stock

(a)
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

(b)	On February 23, 2017, the Company issued 8,000,000 shares of common stock with a fair value of $361,600 for the acquisition of the Gochager Lake mineral claims.
(c)
On August 1, 2017, the Company issued 1,280,827 shares of common stock with a fair value of $16,950 upon the conversion of principal balance of $10,000 and accrued interest of $1,227 on the April 8, 2016 convertible debenture and principal balance of $5,000 and accrued interest of $596 on the April 21, 2016 convertible debenture.

7.	Income Taxes

The Company has $1,283,363 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes. As at December 31, 2017, the Company had no uncertain tax positions.

	2017	2016
	$	$

Computed expected tax recovery	$51,317	$40,646
Effects of change in tax rates	(166,837)	–
Change in valuation allowance	115,520	(40,646)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2017 and 2016, after applying enacted corporate income tax rates, are as follows:

	2017 $	2016 $

Net operating losses carried forward	$269,506	$385,026
Valuation allowance	(269,506)	(385,026)

Net deferred income tax asset	–	–

8.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2016 with the exception of the following:

(a)
On February 5, 2018, the Company issued a convertible promissory note for proceeds of $20,000.  Under the terms of the promissory note, the amounts owing are unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into common shares of the Company at $0.021 per share.

(b)	On February 12, 2018, the Company issued 3,923,148 common shares for the conversion of a convertible note with a principal balance of $50,000 and accrued interest of $8,847. Refer to Note 4(g).

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

8.	Subsequent Events (continued)

(c)	On February 12, 2018, the Company issued 1,126,389 common shares for the conversion of a convertible note with a principal balance of $15,000 and accrued interest of $1,896. Refer to Note 4(i).
(d)
On March 7, 2018, the Company sold its 100% interest in Gochager Lake to Cameo Resources Corp. (“Cameo”), a company incorporated in British Columbia, Canada, in exchange for $60,000 and the issuance of 1,000,000 common shares of Cameo.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2017, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2017, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2017, our company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.  Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement among the vendors and the Company.  As a result of the two agreements, the Company has granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagar Lake claims, subject to a 2% NSR royalty (payable to the royalty holder), in consideration for 1,000,000 common shares of Cameo Resources Corp. payable to the Company, $60,000 to be paid to the Company within 5 business days following the agreement (which amount has been paid), $225,000 to be incurred in exploration of the claims by July 2, 2019, and the issuance of 100,000 common shares to each of the vendors.  Pursuant to the agreements, Cameo will act as operator of the claims, and will have the option to purchase one percent of the NSR royalty at any time by paying $1,250,000 to the royalty holder.

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

Name	Position Heldwith our Company	Age	Date First Elected orAppointed

Gregory Rotelli	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	58	May 10, 2011

Eric Allison	Director	61	February 10, 2016

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2017 and December 31, 2016; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and December 31, 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Gregory Rotelli (1)	2017	24,000	Nil	Nil	Nil	Nil	Nil	Nil	24,000
President, ChiefExecutive Officer,	2016	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
ChiefFinancial Officer, Secretary Treasurer and Director

(1)	Mr. Rotelli was appointed as our company’s chief executive officer, chief financial, officer, secretary, treasurer and director on May 10, 2011.
(2)	During the year ended December 31, 2016, Gregory Rotelli accrued $24,000 (2015 - $24,000) in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No officer or director of our company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of April 7, 2018, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

As at December 31, 2017, our company owes $55,317 (2016 - $68,864) to our president for funding of general operations. The amount owing is unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2017, our company incurred $24,000 (2016 - $24,000) of management fees to our president.

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

Item 14. Principal Accounting Fees And Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016

Audit fees		$10,000		$10,000
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$10,000		$10,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

Exhibit Number	Description

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

Exhibit Number	Description

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51*	Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp.

10.52*	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp.

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Lithium, Corp.
(Registrant)
Dated: April 17, 2018

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

Dated: April 17, 2018	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: April 17, 2018

/s/ Eric Allison
Eric Allison
Director