Form 10-Q
period 2018-03-31
U.S. Lithium Corp.
filed 2018-05-23
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

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

105,042,923 common shares issued and outstanding as of May 22, 2018.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.

Condensed Financial Statements
Period ended March 31, 2018 (unaudited) and December 31, 2017

Condensed Balance Sheets (unaudited)	F-1

Condensed Statements of Operations (unaudited)	F-2

Condensed Statements of Cash Flows (unaudited)	F-3

Notes to the Condensed Financial Statements (unaudited)	F-4

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	March 31, 2018 $	December 31, 2017 $
	(unaudited)
ASSETS

Current assets
Cash	60,251	490

Total current assets	60,251	490

Non-current assets
Mineral property	316,045	376,045

Total assets	376,296	376,535

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	108,513	114,003
Due to related party	54,317	55,317
Notes payable, net of unamortized discount of $28,454 and $47,394, respectively	242,267	268,327
Notes payable – related party	9,500	9,500

Total liabilities	414,597	447,147

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 105,042,923 and 99,993,386 common shares, respectively	105,043	99,993
Additional paid-in capital	1,414,125	1,336,765
Deficit	(1,557,469)	(1,507,370)

Total stockholders’ equity (deficit)	(38,301)	(70,612)

Total liabilities and stockholders’ equity (deficit)	376,296	376,535

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended March 31, 2018 $	Three months ended March 31, 2017 $
Expenses
Consulting fees	–	6,164
General and administrative	2,892	4,034
Management fees	6,000	6,000
Professional fees	7,182	8,529

Total expenses	16,074	24,727

Loss before other expense	(16,074)	(24,727)

Other expense
Interest and accretion expense	(34,025)	(37,285)

Net loss	(50,099)	(62,012)

Net loss per share, basic and diluted	–	–

Weighted average shares outstanding	102,630,366	93,912,559

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2018 $	Three months ended March 31, 2017 $
Operating Activities
Net loss for the period	(50,099)	(62,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	25,607	31,728
Changes in operating assets and liabilities:
Prepaid expenses	–	6,640
Accounts payable and accrued liabilities	5,253	10,790
Due to related party	(1,000)	(3,300)

Net Cash Used In Operating Activities	(20,239)	(16,154)

Investing Activities
Proceeds from sale of mineral property	60,000	–

Net Cash Provided By Investing Activities	60,000	–

Financing Activities
Bank indebtedness	–	614
Proceeds from note payable	20,000	8,000

Net Cash Provided By Financing Activities	20,000	8,614

Change in Cash	59,761	(7,540)

Cash – Beginning of Period	490	7,540

Cash – End of Period	60,251	–

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	–	361,600
Debt discount	6,667	5,333

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2018

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

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2018, the Company has not earned any revenue, has a working capital deficit of $354,346, and an accumulated deficit of $1,557,469. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from significant shareholders to meet our operating expenses through equity or debt financing. However, there are no assurances that the Company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)  Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2017. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2018

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At March 31, 2018, the Company had 35,813,802 (December 31, 2017 – 39,217,569) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2018

3. Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 6(d). During the year ended December 31, 2016, the Company paid a further $945 for claim fees.

(b)
On February 23, 2017, the Company acquired a 100% interest in the Gochager Lake Nickel-Copper-Cobalt project in exchange for the issuance of 8,000,000 shares of common stock of the Company with a fair value of $361,600. As part of the agreement, the Company must incur exploration expenditures of not less than $50,000 on or before June 1, 2017 and $225,000 on or before July 12, 2018.  The claims are subject to a 2% net smelter return, subject to a right to repurchase 1% of the net smelter return in exchange for $1,250,000.  On February 28, 2018, the Company sold its rights to the property Cameo Resources Inc. (“Cameo”), a company listed on the Canadian Stock Exchange, for proceeds of $60,000 (received) and 1,000,000 common shares of Cameo which have yet to be received.

4. Notes Payable

(a)
As at March 31, 2018, the Company owes $9,500 (December 31, 2017 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at March 31, 2018, accrued interest of $10,250 (December 31, 2017 - $10,015) has been recorded in accounts payable and accrued liabilities.

(b)
As at March 31, 2018, the Company owes $3,015 (December 31, 2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. As at March 31, 2018, accrued interest of $10,818 (December 31, 2017 - $10,744) has been recorded in accounts payable and accrued liabilities.

(c)
As at March 31, 2018, the Company owes $47,706 (December 31, 2017 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at March 31, 2018, accrued interest of $47,744 (December 31, 2017 - $46,625) has been recorded in accounts payable and accrued liabilities.

(d)
As at March 31, 2018, the Company owes $25,000 (December 31, 2017 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. As at March 31, 2018, accrued interest of $6,308 (December 31, 2017 - $5,692) has been recorded in accounts payable and accrued liabilities.

(e)
As at March 31, 2018, the Company owes $nil (December 31, 2017 - $50,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to November 5, 2017.  During the period ended March 31, 2018, the Company recorded accretion expense of $nil (2017 - $12,328). On February 12, 2018, the Company issued 3,923,148 common shares at a conversion price of $0.015 per share to settle principal balance of $50,000 and accrued interest of $8,847. As at March 31, 2018, accrued interest of $nil (December 31, 2017 - $8,287) has been recorded in accounts payable and accrued liabilities.

(f)
As at March 31, 2018, the Company owes $40,000 (December 31, 2017 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to November 11, 2017.  During the period ended March 31, 2018, the Company recorded accretion expense of $nil (2017 - $9,863). As at March 31, 2018, accrued interest of $7,549 (December 31, 2017 - $6,563) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2018

4. Notes Payable (continued)

(g)
As at March 31, 2018, the Company owes $nil (December 31, 2017 - $15,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to May 7, 2018.  On February 12, 2018, the Company issued 1,126,389 common shares at a conversion price of $0.015 per share to settle outstanding principal balance of $15,000 and accrued interest of $1,896.  During the period ended March 31, 2018, the Company recorded accretion expense of $3,489 (2016 - $2,141). As at March 31, 2018, the carrying value of the note payable is $nil (December 31, 2017 - $11,511) and accrued interest of $nil (December 31, 2017 - $1,722) has been recorded in accounts payable and accrued liabilities.

(h)
As at March 31, 2018, the Company owes $20,000 (December 31, 2017 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to June 1, 2018.  During the period ended March 31, 2018, the Company recorded accretion expense of $3,290 (2017 - $3,288). As at March 31, 2018, the carrying value of the note payable is $17,733 (December 31, 2017 - $14,443) and accrued interest of $2,657 (December 31, 2017 - $2,164) has been recorded in accounts payable and accrued liabilities.

(i)
As at March 31, 2018, the Company owes $8,000 (December 31, 2017 - $8,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to September 3, 2018.  During the period ended March 31, 2018, the Company recorded accretion expense of $1,317 (2017 - $409).  As at March 31, 2018, the carrying value of the note payable is $5,748 (2017 - $4,431) and accrued interest of $861 (December 31, 2017 - $664) has been recorded in accounts payable and accrued liabilities.

(j)
As at March 31, 2018, the Company owes $25,000 (December 31, 2017 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to November 23, 2018.  During the period ended March 31, 2018, the Company recorded accretion expense of $5,753 (2017 - $nil).  As at March 31, 2018, the carrying value of the note payable is $21,612 (December 31, 2017 - $15,859) and accrued interest of $2,136 (December 31, 2017 - $487) has been recorded in accounts payable and accrued liabilities.

(k)
As at March 31, 2018, the Company owes $40,000 (December 31, 2017 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to December 15, 2018.  During the period ended March 31, 2018, the Company recorded accretion expense of $6,575 (2017 - $nil).  As at March 31, 2018, the carrying value of the note payable is $34,447 (December 31, 2017 - $27,872) and accrued interest of $3,166 (December 31, 2017 - $2,180) has been recorded in accounts payable and accrued liabilities.

(l)
As at March 31, 2018, the Company owes $20,000 (December 31, 2017 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $0.029 per share. During the period ended March 31, 2018, the Company recorded accretion expense of $1,871 (2017 - $nil).  As at March 31, 2018, the carrying value of the note payable is $16,550 (December 31, 2017 - $14,679) and accrued interest of $831 (December 31, 2017 - $597) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2018

4. Notes Payable (continued)

(m)
As at March 31, 2018, the Company owes $22,000 (December 31, 2017 - $22,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.021 per share. During the period ended March 31, 2018, the Company recorded accretion expense of $2,325 (2017 - $nil).  As at March 31, 2018, the carrying value of the note payable is $16,136 (December 31, 2017 - $13,811) and accrued interest of $831 (December 31, 2017 - $289) has been recorded in accounts payable and accrued liabilities.

(n)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.021 per share.  During the period ended March 31, 2018, the Company recorded a beneficial conversion feature of $6,667, and recorded accretion expense of $986 (2017 - $nil).  As at March 31, 2018, the carrying value of the note payable is $14,320 (December 31, 2017 - $nil) and accrued interest of $296 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

5. Related Party Transactions

At March 31, 2018, the Company owed $54,317 (December 31, 2017 - $55,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2018, the Company incurred $6,000 (2017 - $6,000) of management fees to the President of the Company.

6. Common Stock

(a)
On February 12, 2018, the Company issued 5,049,537 common shares at a conversion price of $0.015 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.  Refer to Notes 4(e) and (g).

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Our operating expenses for the three month periods ended March 31, 2018 and March 31, 2017 are outlined in the table below:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Consulting fees	$-	$6,164
General and administrative	$2,892	$4,034
Management fees	$6,000	$6,000
Professional fees	$7,182	$8,529
Interest and amortization expense	$34,025	$37,285
Net Loss	$50,099	$62,012

Operating Revenues

For the three months ended March 31, 2018 and 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2018 were $16,074 compared with $24,727 for the three months ended March 31, 2017. The decrease in operating expenses was attributed to a decrease in consulting fees of $6,164 for services that were provided for the due diligence of mineral properties that was done in fiscal 2017, a decrease of $1,347 in professional fees due to lower legal costs as additional costs were incurred in the prior year for the due diligence and acquisition of the Gochager Lake Property, and a decrease of $1,142 in general and administrative as the Company sold its interest in Gochager Lake during the current quarter and resulted in less overhead costs compared to prior year.

Net loss for the three months ended March 31, 2018 was $50,099 compared with $62,012 for the three months ended March 31, 2017. In addition to operating expenses, our company incurred interest and amortization expense of $34,025 (2017 - $37,285) relating to interest incurred on the outstanding debt, and amortization of the discount for the convertibility feature of convertible debentures.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31, 2018	December 31, 2017

Current Assets	$60,251	$490
Current Liabilities	$414,597	$447,147
Working Capital (deficiency)	$(354,346)	$(446,657)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Net cash used in operating activities	$(20,239)	$(16,154)
Net cash provided by (used in) investing activities	$60,000	$ Nil
Net cash provided by financing activities	$20,000	$8,614
Net increase (decrease) in cash	$59,761	$(7,540)

As at March 31, 2018, our cash balance was $60,251 and total assets were $376,296, which was comprised of $316,045 of mineral properties.  As at December 31, 2017, our cash balance was $490 and total assets were $376,045, which included mineral properties of $376,045.  The increase in cash is due to the fact that we received proceeds of $60,000 from the sale of the Gochager Lake property and an additional $20,000 of financing from the issuance of a convertible debenture during the period.  The decrease in mineral properties was due to the receipt of $60,000 as part of the sale of the Gochager Lake property, which also includes 1,000,000 common shares of Cameo Resources Inc., a company traded on the TSX Venture Exchange in Canada, which the Company has not yet received.

As at March 31, 2018, we had total liabilities of $414,597 compared with total liabilities of $447,147 as at December 31, 2017. The decrease in total liabilities was due a decrease in the carrying value of notes payable of $26,060 as the Company issued 5,049,537 common shares for the settlement of notes payable of $65,000 plus accrued interest of $10,743.  The settlement was offset by the issuance of a new note payable for proceeds of $20,000 and for the accretion of the beneficial conversion feature on existing convertible notes. In addition, there was a decrease in accounts payable and accrued liabilities of $5,490 due to the conversion of accrued interest of $10,743 offset by accrued interest during the period of $8,418 as well as timing differences in the payment of outstanding obligations as the Company has more cash to settle amounts owing to creditors.

As at March 31, 2018, we had a working capital deficit of $354,346 compared with a working capital deficit of $446,657 as at December 31, 2017. The decrease in working capital deficit is due to the fact that we received $60,000 in proceeds from the sale of the Gochager Lake property during the period and for the conversion of $65,000 of convertible notes payable into common shares of the Company.

Cashflow from Operating Activities

During the three months ended March 31, 2018, we used $20,239 of cash for operating activities compared to the use of $16,154 of cash for operating activities during the three months ended March 31, 2017. The increase in the cash used for operating activities was due to the fact that the Company had more cash assets on hand during the current period compared to the prior year.

Cashflow from Investing Activities

During the three months ended March 31, 2018, the Company received $60,000 from the proceeds of the sale of the Gochager Lake property.  The Company did not have any investing activities during the three months ended March 31, 2017.

Cashflow from Financing Activities

During the three months ended March 31, 2018, we received $20,000 from the issuance of a note payable, which is unsecured, bears interest at 10% per annum, and due within one year.  Comparatively, we received $8,000 from the issuance of a note payable during the three months ended March 31, 2017.

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

The accompanying interim condensed consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2017. These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At March 31, 2018, the Company had 35,813,802 (December 31, 2017 – 39,217,569) potentially issuable shares of common stock related to conversion options on outstanding notes payable.  Foreign Currency Translation

Financial Instruments

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

We issued the convertible promissory note to Catanga International S.A. in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the purchaser represented to our company that it is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D

On February 12, 2018, the Company issued 5,049,537 common shares at a conversion price of $0.015 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.

The issuance of the above described common shares was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the subscriber represented to our company that they are an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On February 12, 2018, the Company issued 5,049,537 common shares at a conversion price of $0.015 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.

The issuance of the above described common shares was made in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the subscriber represented to our company that they are an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

Exhibit Number	Description

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

Exhibit Number	Description

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

Exhibit Number	Description

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51
Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2018)

10.52	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2018)

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

Exhibit Number	Description

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: May 23, 2018	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)