Form 10-Q
period 2018-06-30
U.S. Lithium Corp.
filed 2018-08-14
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

105,042,923 common shares issued and outstanding as of August 14, 2018.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.
Condensed Financial Statements
Period ended June 30, 2018 (unaudited) and December 31, 2017

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	June 30, 2018 $	December 31, 2017 $
	(unaudited)
ASSETS

Current assets
Cash	41,138	490
Marketable securities	536,646	–

Total current assets	577,784	490

Non-current assets
Mineral property	14,445	376,045

Total assets	592,229	376,535

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	113,105	114,003
Due to related party	56,317	55,317
Notes payable, net of unamortized discount of $10,012 and $47,394, respectively	260,709	268,327
Notes payable – related party	9,500	9,500

Total liabilities	439,631	447,147

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 105,042,923 and 99,993,386 common shares, respectively	105,043	99,993
Additional paid-in capital	1,414,125	1,336,765
Deficit	(1,366,570)	(1,507,370)

Total stockholders’ equity (deficit)	152,598	(70,612)

Total liabilities and stockholders’ equity (deficit)	592,229	376,535

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $	Six months ended June 30, 2018 $	Six months ended June 30, 2017 $
Expenses
Consulting fees	–	2,398	–	8,562
General and administrative	2,663	2,480	5,555	6,514
Management fees	6,000	6,000	12,000	12,000
Professional fees	10,114	8,427	17,296	16,956

Total expenses	18,777	19,305	34,851	44,032

Loss before other income (expense)	(18,777)	(19,305)	(34,851)	(44,032)

Other income (expense)
Foreign exchange gain (loss)	(17,892)	–	(17,892)	–
Interest and accretion expense	(25,370)	(26,141)	(59,395)	(63,426)
Gain on sale of mineral property	675,404	–	675,404	–
Unrealized loss on marketable securities	(422,466)	–	(422,466)	–

Net income (loss)	190,899	(45,446)	140,800	(107,458)

Net income (loss) per share, basic and diluted	–	–	–	–

Weighted average shares outstanding	105,042,923	98,712,559	103,396,941	96,370,018

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2018 $	Six months ended June 30, 2017 $
Operating Activities
Net income (loss) for the period	140,800	(107,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	44,049	51,867
Foreign exchange loss	17,892	–
Gain on sale of mineral property	(675,404)	–
Unrealized loss on marketable securities	422,466	–
Changes in operating assets and liabilities:
Prepaid expenses	–	9,437
Accounts payable and accrued liabilities	9,845	18,259
Due to related party	1,000	(7,747)

Net Cash Used In Operating Activities	(39,352)	(35,642)

Investing Activities
Proceeds from sale of mineral property	60,000	–
Mineral property exploration costs	–	(33,268)

Net Cash Provided By (Used In) Investing Activities	60,000	(33,268)

Financing Activities
Proceeds from note payable	20,000	73,000

Net Cash Provided By Financing Activities	20,000	73,000

Change in Cash	40,648	4,090

Cash – Beginning of Period	490	7,540

Cash – End of Period	41,138	11,630

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	–	361,600
Shares received for sale of mineral property	977,004	–
Debt discount	6,667	5,333

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2018

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

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2018, the Company has not earned any revenue, has negative cash flows from operating activities, and has an accumulated deficit of $1,366,570. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from significant shareholders to meet our operating expenses through equity or debt financing. However, there are no assurances that the Company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2018

2. Summary of Significant Accounting Policies (continued)

(c)	Loss per Share
The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At March 31, 2018, the Company had 36,405,385 (December 31, 2017 – 39,217,569) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

The Company’s financial instruments consist principally of cash, marketable securities, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(e)	Marketable Securities
Marketable securities consist of common shares of a publicly-traded company and are available-for-sale.  The marketable securities are recorded at its fair value, with any corresponding unrealized gains and losses recorded in the statement of operations.

(f)	Recent Accounting Pronouncements
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

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2018

3. Marketable Securities

On April 1, 2018, the Company received 3,000,000 split-adjusted common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.) (“Cameo”) with a fair value of $977,004.  As at June 30, 2018, the marketable securities were marked-to-market at $536,646, resulting in an unrealized loss on the marketable securities of $440,358, of which $17,892 of the unrealized loss is related to foreign exchange.

4. Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 6(d). During the year ended December 31, 2016, the Company paid a further $945 for claim fees.

(b)
On February 23, 2017, the Company acquired a 100% interest in the Gochager Lake Nickel-Copper-Cobalt project in exchange for the issuance of 8,000,000 shares of common stock of the Company with a fair value of $361,600. As part of the agreement, the Company must incur exploration expenditures of not less than $50,000 on or before June 1, 2017 and $225,000 on or before July 12, 2018.  The claims are subject to a 2% net smelter return, subject to a right to repurchase 1% of the net smelter return in exchange for $1,250,000.  On February 28, 2018, the Company sold its rights to the property to Cameo, a company listed on the Canadian Stock Exchange, for proceeds of $60,000 (received) and 3,000,000 common shares of Cameo, which was received on April 1, 2018.  Refer to Note 3.

5. Notes Payable

(a)
As at June 30, 2018, the Company owes $9,500 (December 31, 2017 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at June 30, 2018, accrued interest of $10,486 (December 31, 2017 - $10,015) has been recorded in accounts payable and accrued liabilities.

(b)
As at June 30, 2018, the Company owes $3,015 (December 31, 2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. As at June 30, 2018, accrued interest of $10,893 (December 31, 2017 - $10,744) has been recorded in accounts payable and accrued liabilities.

(c)
As at June 30, 2018, the Company owes $47,706 (December 31, 2017 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at June 30, 2018, accrued interest of $48,875 (December 31, 2017 - $46,625) has been recorded in accounts payable and accrued liabilities.

(d)
As at June 30, 2018, the Company owes $25,000 (December 31, 2017 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. As at June 30, 2018, accrued interest of $6,931 (December 31, 2017 - $5,692) has been recorded in accounts payable and accrued liabilities.

(e)
As at June 30, 2018, the Company owes $nil (December 31, 2017 - $50,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to November 5, 2017.  During the period ended March 31, 2018, the Company recorded accretion expense of $nil (2017 - $12,328). On February 12, 2018, the Company issued 3,923,148 common shares at a conversion price of $0.015 per share to settle principal balance of $50,000 and accrued interest of $8,847. As at June 30, 2018, accrued interest of $nil (December 31, 2017 - $8,287) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2018

5. Notes Payable (continued)

(f)
As at June 30, 2018, the Company owes $40,000 (December 31, 2017 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to November 11, 2017.  During the period ended June 30, 2018, the Company recorded accretion expense of $nil (2017 - $9,863). As at June 30, 2018, accrued interest of $8,546 (December 31, 2017 - $6,563) has been recorded in accounts payable and accrued liabilities.

(g)
As at June 30, 2018, the Company owes $nil (December 31, 2017 - $15,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to May 7, 2018.  On February 12, 2018, the Company issued 1,126,389 common shares at a conversion price of $0.015 per share to settle outstanding principal balance of $15,000 and accrued interest of $1,896.  During the period ended June 30, 2018, the Company recorded accretion expense of $3,489 (2016 - $2,141). As at June 30, 2018, the carrying value of the note payable is $nil (December 31, 2017 - $11,511) and accrued interest of $nil (December 31, 2017 - $1,722) has been recorded in accounts payable and accrued liabilities.

(h)
As at June 30, 2018, the Company owes $20,000 (December 31, 2017 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to June 1, 2018.  During the period ended June 30, 2018, the Company recorded accretion expense of $5,557 (2017 - $3,288). As at June 30, 2018, the carrying value of the note payable is $20,000 (December 31, 2017 - $14,443) and accrued interest of $3,156 (December 31, 2017 - $2,164) has been recorded in accounts payable and accrued liabilities.

(i)
As at June 30, 2018, the Company owes $8,000 (December 31, 2017 - $8,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to September 3, 2018.  During the period ended June 30, 2018, the Company recorded accretion expense of $2,648 (2017 - $409).  As at June 30, 2018, the carrying value of the note payable is $7,079 (2017 - $4,431) and accrued interest of $1,060 (December 31, 2017 - $664) has been recorded in accounts payable and accrued liabilities.

(j)
As at June 30, 2018, the Company owes $25,000 (December 31, 2017 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to November 23, 2018.  During the period ended June 30, 2018, the Company recorded accretion expense of $9,141 (2017 - $nil).  As at June 30, 2018, the carrying value of the note payable is $25,000 (December 31, 2017 - $15,859) and accrued interest of $2,759 (December 31, 2017 - $487) has been recorded in accounts payable and accrued liabilities.

(k)
As at June 30, 2018, the Company owes $40,000 (December 31, 2017 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to December 15, 2018.  During the period ended June 30, 2018, the Company recorded accretion expense of $12,128 (2017 - $nil).  As at June 30, 2018, the carrying value of the note payable is $40,000 (December 31, 2017 - $27,872) and accrued interest of $4,163 (December 31, 2017 - $2,180) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2018

5. Notes Payable (continued)

(l)
As at June 30, 2018, the Company owes $20,000 (December 31, 2017 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $0.029 per share. During the period ended June 30, 2018, the Company recorded accretion expense of $3,762 (2017 - $nil).  As at June 30, 2018, the carrying value of the note payable is $18,441 (December 31, 2017 - $14,679) and accrued interest of $1,589 (December 31, 2017 - $597) has been recorded in accounts payable and accrued liabilities.

(m)
As at June 30, 2018, the Company owes $22,000 (December 31, 2017 - $22,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.021 per share. During the period ended June 30, 2018, the Company recorded accretion expense of $4,676 (2017 - $nil).  As at June 30, 2018, the carrying value of the note payable is $18,487 (December 31, 2017 - $13,811) and accrued interest of $1,379 (December 31, 2017 - $289) has been recorded in accounts payable and accrued liabilities.

(n)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.021 per share.  During the period ended June 30, 2018, the Company recorded a beneficial conversion feature of $6,667, and recorded accretion expense of $2,648 (2017 - $nil).  As at March 31, 2018, the carrying value of the note payable is $15,982 (December 31, 2017 - $nil) and accrued interest of $795 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

6. Related Party Transactions

At June 30, 2018, the Company owed $56,317 (December 31, 2017 - $55,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2018, the Company incurred $12,000 (2017 - $12,000) of management fees to the President of the Company.

7. Common Stock

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

In consideration of the option, the Company issued 8,000,000 shares of its common stock to the principals of the Optionor. Pursuant to the February 23, 2017 agreement, to complete the acquisition, the Company must incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD$225,000 on or before July 12, 2018. Thereafter the claims will be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made. As at June 30, 2018, the Company had incurred $43,443.20 in exploration expenditures related to the Gochagar Lake property.

On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. (now Cameo Cobalt Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.  Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement.  As a result of the two agreements, the Company has granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagar Lake claims, subject to a 2% NSR royalty (payable to the royalty holder), in consideration for 1,000,000 common shares of Cameo Resources Corp. payable to the Company, $60,000 to be paid to the Company within 5 business days following the agreement (which amount has been paid), $225,000 to be incurred in exploration of the claims by July 2, 2019, and the issuance of 100,000 common shares to each of the vendors.  Pursuant to the agreements, Cameo will act as operator of the claims, and will have the option to purchase one percent of the NSR royalty at any time by paying $1,250,000 to the royalty holder.

On April 1st, the Company sold its rights to the to the Gochagar Lake property to Cameo Cobalt Corp., a company listed on the Canadian Securities Exchange, receiving proceeds of $60,000  and 3,000,000 split-adjusted common shares of Cameo with a fair value of $977,004.  As at June 30, 2018, the marketable securities were marked-to-market at $525,228, resulting in an unrealized loss on the marketable securities of $451,776, of which $9,798 of the unrealized loss is related to foreign exchange.

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

3.
\he Gochagar Lake area and deposit sit on the boundary between the Rottenstone Domain and the La Ronge Domain. It is well known that structural boundaries between two major geological terranes are an excellent geological environment for the formation of Ni-Cu deposits.

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

Exploration Plan

US Lithium’s initial work plan will involve a digital compilation of all available data into a comprehensive data base, reprocessing of all geophysical data and a complete reinterpretation of the geology.  A new 3-D model will be generated which will allow the Company to better visualize the deposit’s potential size and geometry and prepare its Phase 2 drilling plan.  Pursuant to the March 7, 2018 amended agreement among the Company, Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp., Cameo is responsible to execute the exploration plan as operator of the property.

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

Results of Operations

Our operating expenses for the three and six month periods ended June 30, 2018 and 2017 are outlined in the table below:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Consulting fees	$-	$2,398	$-	$8,562
General and administrative	$2,663	$2,480	$-	$6,514
Management fees	$6,000	$6,000	$-	$12,000
Professional fees	$10,114	$8,427	$-	$16,956
Interest and amortization expense	$25,370	$26,141	$59,395	$63,426
Foreign exchange gain (loss)	$17,892	$-	$17,892	$-
Gain on sale of mineral property	$(675,404)	$-	$(675,404)	$-
Unrealized loss on marketable securities	$422,466	$-	$422,466	$-
Net Loss (Income)	$(190,899)	$45,446	$(140,800)	$107,458

Three months ended June 30, 2018 compared to the three months ended March 31, 2017

During the three months ended June 30, 2018, our company incurred operating expenses of $18,777 compared to $19,305 during the three months ended June 30, 2017.  The decrease in operating expenses was attributed to a decrease in consulting fees of $2,398, offset by an increase in professional fees of $1,687 as the company was reviewing various potential investment and acquisition opportunities in fiscal 2017 that resulted in an increase in day-to-day operating costs.

Net income for the three months ended June 30, 2018 was $190,899 compared to a net loss of $45,446 during the three months ended June 30, 2017.  During the three months ended June 30, 2018, our company recorded a gain on the sale of the Gochager Lake property of $675,404 which was offset by an unrealized loss of $422,466 for the change in fair value of the Cameo common shares received as part of the sale transaction and foreign exchange loss of $17,892.  In addition, we recorded interest and accretion expense of $25,370 compared to interest and accretion expense of $26,141 during the three months ended June 30, 2017 relating to interest costs and the amortization of the beneficial conversion feature for the convertible notes that were issued by the company for funding of day-to-day operations.

For the three months ended June 30, 2018 and 2017, the company had a loss per share of $nil.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

During the six months ended June 30, 2018, our company incurred operating expenses of $34,851 compared to $44,032 during the six months ended June 30, 2017.  The decrease in operating expenses was due to a decrease in consulting fees of $8,562 as the company was reviewing various potential investment and acquisition opportunities in fiscal 2017 that resulted in an increase in day-to-day operating costs.

Net income for the six months ended June 30, 2018 was $140,800 compared to a net loss of $107,458 during the six months ended June 30, 2017.  During the six months ended June 30, 2018, our company recorded a gain on the sale of the Gochager Lake property of $675,404 which was offset by an unrealized loss of $422,466 for the change in fair value of the Cameo common shares received as part of the sale transaction and foreign exchange loss of $17,892. In addition, the company incurred interest and accretion expense of $59,395 compared to $63,426  during the six months ended June 30, 2017.  The decrease in interest and accretion expense in fiscal 2018 is due to additional issuances of convertible notes that resulted in more interest expense and more accretion expense for the fair value of the beneficial conversion feature for the additional convertible notes issued subsequent to June 30, 2017.

For the six months ended June 30, 2018 and 2017, the company had a loss per share of $nil.

Operating Revenues

For the six months ended June 30, 2018 and 2017, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30, 2018	December 31, 2017

Current Assets	$577,784	$490
Current Liabilities	$439,631	$447,147
Working Capital (deficiency)	$138,153	$(446,657)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017

Net cash used in operating activities	$(39,352)	$(35,642)
Net cash provided by (used in) investing activities	$60,000	$(33,268)
Net cash provided by financing activities	$20,000	$73,000
Net increase (decrease) in cash	$40,648	$4,090

As at June 30, 2018, our cash balance was $41,138 and total assets were $592,229 comprised of $14,445 of mineral properties and $536,646 of marketable securities.  As at December 31, 2017, our cash balance was $490 and total assets were $376,535, which included mineral properties of $376,045.  The increase in cash was due to the fact that we received proceeds of $60,000 from the sale of the Gochager Lake Property and an additional $20,000 of financing from the issuance of a convertible debenture during the period.  The decrease in mineral properties was due to the receipt of $60,000 as part of the sale of the Gochager Lake property, which also includes 3,000,000 common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.), a company traded on the TSX Venture Exchange in Canada, which the Company received in April 2018.

As at June 30, 2018, we had total liabilities of $439,631 compared with total liabilities of $447,147 as at December 31, 2017. The decrease in total liabilities was due to a decrease in notes payable of $7,618 due in part to the conversion and settlement of $65,000 of convertible debentures during the year offset by the issuance of a new convertible debenture of $20,000 and accretion expense on existing convertible debentures for the beneficial conversion feature.

As at June 30, 2018, we had a working capital of $138,153 compared with a working capital deficit of $446,657 as at December 31, 2017. The increase in working capital deficit is due to the fact that we received proceeds of the fact that we received proceeds of $60,000 from the sale of the Gochager Lake Property, an additional $20,000 of financing from the issuance of a convertible debenture during the period, and held 3,000,000 common shares of Cameo Cobalt Corp. which had a fair value of $536,646 at June 30, 2018.

Cashflow from Operating Activities

During the six months ended June 30, 2018, we used $39,352 of cash for operating activities compared to the use of $35,642 of cash for operating activities during the six months ended June 30, 2017. The increase in the cash used for operating activities was due to increased payments to settle outstanding amounts incurred by the company during the period.

Cashflow from Investing Activities

During the six months ended June 30, 2018, we received $60,000 from the sale of the Gochager Lake property as compared to the use of $33,268 for mineral property exploration costs during the six months ended June 30, 2017.

Cashflow from Financing Activities

During the six months ended June 30, 2018, we received $20,000from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and due within one year.  Comparatively, we received $73,000 from the issuance of convertible notes payable during the six months ended June 30, 2017.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of June 30, 2018 and December 31, 2017, there were no cash equivalents.

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

Marketable Securities

Marketable securities consist of common shares of a publicly-traded company and are available-for-sale.  The marketable securities are recorded at its fair value, with any corresponding unrealized gains and losses recorded in the statement of operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2018 and December 31, 2017, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March 31, 2018 and December 31, 2017, our company did not grant any stock options.

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
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

Exhibit Number	Description

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

Exhibit Number	Description

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

Exhibit Number	Description

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51
Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed April 17, 2018)

10.52	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed April 17, 2018)

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

Exhibit Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: August 13, 2018	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)