Form 10-Q
period 2018-09-30
U.S. Lithium Corp.
filed 2018-11-13
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________to ________________

Commission File Number 333-144944

U.S. LITHIUM, CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0514250
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12340 Seal Beach, Blvd. Suite B-190, Seal Beach, CA	90740
(Address of principal executive offices)	(Zip Code)

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

105,042,923 common shares issued and outstanding as of November 6, 2018.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.

Condensed Financial Statements

Period ended September 30, 2018 (unaudited) and December 31, 2017

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	$	$
	(unaudited)
ASSETS

Current assets
Cash	22,491	490
Marketable securities	604,578	–

Total current assets	627,069	490

Non-current assets
Mineral property	15,065	376,045

Total assets	642,134	376,535

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	118,814	114,003
Due to related party	56,317	55,317
Notes payable, net of unamortized discount of $3,474 and $47,394, respectively	267,246	268,327
Notes payable – related party	9,500	9,500

Total liabilities	451,877	447,147

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 105,052,923 and 99,993,386 common shares, respectively	105,053	99,993
Additional paid-in capital	1,414,115	1,336,765
Deficit	(1,328,911)	(1,507,370)

Total stockholders’ equity (deficit)	190,257	(70,612)

Total liabilities and stockholders’ equity (deficit)	642,134	376,535

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	$	$	$	$
Expenses
Consulting fees	–	–	–	8,562
General and administrative	3,178	4,720	8,733	11,234
Management fees	6,000	6,000	18,000	18,000
Professional fees	7,554	10,257	24,850	27,213

Total expenses	16,732	20,977	51,583	65,009

Loss before other expense	(16,732)	(20,977)	(51,583)	(65,009)

Other expense
Foreign exchange gain (loss)	9,799	–	(8,093)	–
Interest and accretion expense	(13,541)	(27,937)	(72,936)	(91,363)
Gain on sale of mineral property	–	–	675,404	–
Unrealized gain (loss) on marketable securities	58,133	–	(364,333)	–

Net income (loss)	37,659	(48,914)	178,459	(156,372)

Net income (loss) per share, basic	0.00	(0.00)	0.00	(0.00)
Net income (loss) per share, diluted	0.00	(0.00)	0.00	(0.00)

Weighted average shares outstanding – basic	105,042,923	99,408,680	103,951,640	97,364,720
Weighted average shares outstanding – diluted	142,046,480	99,408,680	140,955,200	97,364,720

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	$	$
Operating Activities
Net income (loss) for the period	178,459	(156,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	50,586	72,934
Foreign exchange loss	8,093	–
Gain on sale of mineral property	(675,404)	–
Unrealized loss on marketable securities	364,333	–
Changes in operating assets and liabilities:
Prepaid expenses	–	9,437
Accounts payable and accrued liabilities	15,554	31,443
Due to related party	1,000	(10,247)

Net Cash Used In Operating Activities	(57,379)	(52,805)

Investing Activities
Proceeds from sale of mineral property	60,000	–
Mineral property exploration costs	(620)	(41,943)

Net Cash Used in Investing Activities	59,380	(41,943)

Financing Activities
Proceeds from note payable	20,000	93,000

Net Cash Provided By Financing Activities	20,000	93,000

Change in Cash	22,001	(1,748)

Cash – Beginning of Period	490	7,540

Cash – End of Period	22,491	5,792

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	–	361,600
Shares received for sale of mineral property	977,004	–
Debt discount	6,667	65,586

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2018

1. Organization and Nature of Operations

U.S. Lithium, Corp. (formerly Rostock Ventures Corp.) (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in North and South America . On April 27, 2016, the Company incorporated and merged with its wholly-owned subsidiary, U.S. Lithium Corp. for the sole purpose of enacting a name change and acquired 100% of the titles, interest, and rights to four mineral claims in Esmeralda County, Nevada.

On February 23, 2017, the Company entered into an option agreement to acquire 100% interest in the Gochager Lake Nickel-Copper-Cobalt project in exchange for the issuance of 8,000,000 shares of common stock of the Company.

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at and for the nine months ended September 30, 2018, the Company has not earned any revenue, has used cash for operations of $57,379, has convertible debentures that are past due or in default, and has an accumulated deficit of $1,328,911. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from significant shareholders to meet our operating expenses through equity or debt financing. However, there are no assurances that the Company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2018

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At September 30, 2018, the Company had 37,003,548 (December 31, 2017 – 39,217,569) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2018

3. Marketable Securities

On April 1, 2018, the Company received 3,000,000 split-adjusted common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.) (“Cameo”) with a fair value of $977,004.  As at September 30, 2018, the marketable securities were marked-to-market at $604,578, resulting in an unrealized loss on the marketable securities of $372,426, of which $8,093 of the unrealized loss is related to foreign exchange.

4. Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. Refer to Note 6(d). During the year ended December 31, 2016, the Company paid a further $945 for claim fees. During the period ended September 30, 2018, the Company paid a further $620 for claim fees.

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

5. Notes Payable

(a)
As at September 30, 2018, the Company owes $9,500 (December 31, 2017 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at September 30, 2018, accrued interest of $10,726 (December 31, 2017 - $10,015) has been recorded in accounts payable and accrued liabilities.

(b)
As at September 30, 2018, the Company owes $3,015 (December 31, 2017 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.005 per share. As at September 30, 2018, accrued interest of $10,969 (December 31, 2017 - $10,744) has been recorded in accounts payable and accrued liabilities.

(c)
As at September 30, 2018, the Company owes $47,706 (December 31, 2017 - $47,706) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.005 per share. As at September 30, 2018, accrued interest of $50,018 (December 31, 2017 - $46,625) has been recorded in accounts payable and accrued liabilities.

(d)
As at September 30, 2018, the Company owes $25,000 (December 31, 2017 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.01 per share. As at September 30, 2018, accrued interest of $7,562 (December 31, 2017 - $5,692) has been recorded in accounts payable and accrued liabilities.

(e)
As at September 30, 2018, the Company owes $nil (December 31, 2017 - $50,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017, and is convertible into shares of common stock of the Company at $0.0275 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and is due on demand.  During the period ended September 30, 2018, the Company recorded accretion expense of $nil (2017 - $12,328). On February 12, 2018, the Company issued 3,923,148 common shares at a conversion price of $0.015 per share to settle principal balance of $50,000 and accrued interest of $8,847. As at September 30, 2018, accrued interest of $nil (December 31, 2017 - $8,287) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2018

5. Notes Payable (continued)

(f)
As at September 30, 2018, the Company owes $40,000 (December 31, 2017 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $0.035 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and is due on demand.  During the period ended September 30, 2018, the Company recorded accretion expense of $nil (2017 - $9,863). As at September 30, 2018, accrued interest of $9,554 (December 31, 2017 - $6,563) has been recorded in accounts payable and accrued liabilities.

(g)
As at September 30, 2018, the Company owes $nil (December 31, 2017 - $15,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.019 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and is due on demand.  On February 12, 2018, the Company issued 1,126,389 common shares at a conversion price of $0.015 per share to settle outstanding principal balance of $15,000 and accrued interest of $1,896.  During the period ended September 30, 2018, the Company recorded accretion expense of $3,489 (2016 - $2,141). As at September 30, 2018, the carrying value of the note payable is $nil (December 31, 2017 - $11,511) and accrued interest of $nil (December 31, 2017 - $1,722) has been recorded in accounts payable and accrued liabilities.

(h)
As at September 30, 2018, the Company owes $20,000 (December 31, 2017 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and is due on demand.  During the period ended September 30, 2018, the Company recorded accretion expense of $5,557 (2017 - $3,288). As at September 30, 2018, the carrying value of the note payable is $20,000 (December 31, 2017 - $14,443) and accrued interest of $3,660 (December 31, 2017 - $2,164) has been recorded in accounts payable and accrued liabilities.

(i)
As at September 30, 2018, the Company owes $8,000 (December 31, 2017 - $8,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and is due on demand.  During the period ended September 30, 2018, the Company recorded accretion expense of $3,568 (2017 - $409).  As at September 30, 2018, the carrying value of the note payable is $8,000 (2017 - $4,431) and accrued interest of $1,262 (December 31, 2017 - $664) has been recorded in accounts payable and accrued liabilities.

(j)
As at September 30, 2018, the Company owes $25,000 (December 31, 2017 - $25,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to November 23, 2018.  During the period ended September 30, 2018, the Company recorded accretion expense of $9,141 (2017 - $nil).  As at September 30, 2018, the carrying value of the note payable is $25,000 (December 31, 2017 - $15,859) and accrued interest of $3,389 (December 31, 2017 - $1,520) has been recorded in accounts payable and accrued liabilities.

(k)
As at September 30, 2018, the Company owes $40,000 (December 31, 2017 - $40,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $0.03 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and the due date to December 15, 2018.  During the period ended September 30, 2018, the Company recorded accretion expense of $12,128 (2017 - $nil).  As at September 30, 2018, the carrying value of the note payable is $40,000 (December 31, 2017 - $27,872) and accrued interest of $5,171 (December 31, 2017 - $2,180) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2018

5. Notes Payable (continued)

(l)
As at September 30, 2018, the Company owes $20,000 (December 31, 2017 - $20,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on October 24, 2018, and is convertible into shares of common stock of the Company at $0.029 per share. During the period ended September 30, 2018, the Company recorded accretion expense of $5,321 (2017 - $nil).  As at September 30, 2018, the carrying value of the note payable is $20,000 (December 31, 2017 - $14,679) and accrued interest of $2,093 (December 31, 2017 - $597) has been recorded in accounts payable and accrued liabilities.

(m)
As at September 30, 2018, the Company owes $22,000 (December 31, 2017 - $22,000) of notes payable to a non-related party.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.021 per share. During the period ended September 30, 2018, the Company recorded accretion expense of $7,052 (2017 - $nil).  As at September 30, 2018, the carrying value of the note payable is $20,863 (December 31, 2017 - $13,811) and accrued interest of $1,934 (December 31, 2017 - $289) has been recorded in accounts payable and accrued liabilities.

(n)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.021 per share.  During the period ended September 30, 2018, the Company recorded a beneficial conversion feature of $6,667, and recorded accretion expense of $4,329 (2017 - $nil).  As at September 30, 2018, the carrying value of the note payable is $17,662 (December 31, 2017 - $nil) and accrued interest of $1,299 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

6. Related Party Transactions

At September 30, 2018, the Company owed $56,317 (December 31, 2017 - $55,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2018, the Company incurred $18,000 (2017 - $18,000) of management fees to the President of the Company.

7. Common Stock

(a)   On February 12, 2018, the Company issued 5,049,537 common shares at a split-adjusted conversion price of $0.015 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.  Refer to Notes 5(e) and (g).

8. Subsequent Event

On October 9, 2018, the Company authorized a reverse stock split of its issued and outstanding common shares on a basis of 1 new common share for each 40 old common shares.  The Company is currently awaiting for final approval from FINRA to finalize the reverse stock split.

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

On February 24, 2017, the Company entered into an Option/Purchase Agreement dated February 23, 2017 (the “Agreement”) with Diamond Hunter Ltd. (the “Optionor”) pursuant to which we acquired an exclusive option to purchase a 100% interest in the Gochagr Lake Nickel-Copper-Cobalt project claims.  The project consists of four claims covering 3,759 hectares, is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.

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

As at December 31, 2017, the Company had incurred $43,443.20 in exploration expenditures related to the Gochagr Lake property.  On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.

Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement.  As a result of the two agreements, the Company has granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagr Lake claims, subject to a 2% NSR royalty (payable to the royalty holder), in consideration for 1,000,000 common shares of Cameo Resources Corp. payable to the Company, $60,000 to be paid to the Company within 5 business days following the agreement (which amount has been paid), $225,000 to be incurred in exploration of the claims by July 2, 2019, and the issuance of 100,000 common shares to each of the vendors.  Pursuant to the agreements, Cameo will act as operator of the claims, and will have the option to purchase one percent of the NSR royalty at any time by paying $1,250,000 to the royalty holder.

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

The decision to proceed with the iWeedz platform came at a time when several U.S. States have legalized and regulated, or are in the process of legalizing and regulating, medical marijuana.  The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have also legalized marijuana for recreational use. In addition, the country of Canada legalized the use of marijuana for recreational use in October 2018. As of the date of this filing, we have not proceeded with or launched the iWeedz plaform.

Our Mineral Exploration Business

Our mineral exploration strategy is focused on the acquisition, and development of Cobalt, nickel, and lithium resources properties to capitalize on the growing energy storage (battery) market associated with the popularization of electric vehicles.

On February 24, 2017, we entered into an Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd. (the “Optionor”) pursuant to which we acquired an exclusive option to purchase a 100% interest in the Gochagr Lake Nickel-Copper-Cobalt project claims.  The project consists of four claims covering 3,759 hectares, is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.

In consideration of the option, the Company issued 8,000,000 shares of its common stock to the principals of the Optionor. Pursuant to the February 23, 2017 agreement, to complete the acquisition, the Company must incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD$225,000 on or before July 12, 2018. Thereafter the claims will be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made. As at September 30, 2018, the Company had incurred $43,443.20 in exploration expenditures related to the Gochagr Lake property.  As part of the sale agreement with Cameo, the Company is no longer obligated to incur any additional exploration expenditures on the property.

On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. (now Cameo Cobalt Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.  Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement.  As a result of the two agreements, the Company has granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagr Lake claims, subject to a 2% NSR royalty (payable to the royalty holder), in consideration for 1,000,000 common shares of Cameo Resources Corp. payable to the Company, $60,000 to be paid to the Company within 5 business days following the agreement (which amount has been paid), $225,000 to be incurred in exploration of the claims by July 2, 2019, and the issuance of 100,000 common shares to each of the vendors.  Pursuant to the agreements, Cameo will act as operator of the claims, and will have the option to purchase one percent of the NSR royalty at any time by paying $1,250,000 to the royalty holder.

On March 7, 2018, the Company sold its rights to the to the Gochagr Lake property to Cameo Cobalt Corp., a company listed on the Canadian Securities Exchange, receiving proceeds of $60,000 and 3,000,000 split-adjusted common shares of Cameo with a fair value of $977,004.  As at September 30, 2018, the marketable securities were marked-to-market at $604,578, resulting in an unrealized loss on the marketable securities of $372,426, of which $8,093 of the unrealized loss is related to foreign exchange.

The Gochagr Lake Nickel-Copper-Cobalt Project

The Gochagr Lake project, consists of four claims covering 3,759 hectares and is located in northern Saskatchewan approximately 75 km north of the town of La Ronge.  The claims include the following tenures:

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

Background and Technical Summary

Nickel-copper-cobalt sulphide mineralization was discovered at Gochagr Lake, located in the La Ronge meta-volcanic belt, in the mid-1960s with subsequent exploration carried out mainly by the Scurry-Rainbow Oil Company Limited.  Exploration activities included soil sampling, trenching of gossans, geophysical surveys and diamond drilling.  A total of 85 mostly vertical drill holes (total of 27,400 m) delineated the mineralized Gochagr A-Zone (or Main Zone) with a strike length of 330 meters, widths of up to 120 meters, and depths of up to 305 meters. The Gochagr A-Zone mineralization consists of disseminated mm-cm size blebs of sulphide, net-textured sulphide and, in places, semi-massive to massive sulphide pods. Assay grades of up to 3.1% Ni, 0.28% Cu, and 0.22% Co were reported.  Saskatchewan government records (Mineral Property # 0880) reported assay values as high as 3.92%Ni, 0.70% Cu and 2.86% Co.

Examination of the available geological and geophysical data, plus first-hand experience on the property by a senior Ni-Cu-PGE consultant, indicates the property has some very positive exploration attributes not previously recognized.  These include:

1.
The semi-massive and massive sulphide concentrations in the Gochagr mineralized zone have high Ni/Cu ratios (>10), and Pd/Ir ratios (6-11). Since 1980, it has been speculated that komatiitic nickel sulphide mineralization and potential ores should exist in the central La Ronge meta-volcanic belt because of the recognition of komatiite lavas in the belt.

2.
Research has clearly demonstrated that the komatiitic composition of the massive sulphides in the Gochagr Lake deposit are not compatible with the host rock and rock forming mineral compositions that the sulphides reside in. This suggests that these high grade Ni-Cu-Co sulphides were introduced through an interconnected mineralized plumbing system that was tapping into a much more primitive mineralized komatiitic system at depth or proximal to the main deposit.  This is further corroborated by discoveries in the Gochagr Lake area of discrete high grade massive Ni-Cu-Co sulphides in the surrounding country rock.  These sulphides are devoid of any mafic or ultramafic rock material like that hosting the Gochagr Lake deposit.

3.
\he Gochagr Lake area and deposit sit on the boundary between the Rottenstone Domain and the La Ronge Domain. It is well known that structural boundaries between two major geological terranes are an excellent geological environment for the formation of Ni-Cu deposits.

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

The Elon claim block consists of four 20-acre placer claims and is located in Esmerelda County, Nevada. Clayton Valley is home to the only mine producing lithium from brine in North America. As at the date of this report, we have not conducted any exploration on the Elon Claims. On August 28, 2018, we renewed the Elon claims until September 1, 2019. We plan to maintain the claims for the foreseeable future but have no plans to conduct exploration on the property during fiscal 2019.

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

Results of Operations

Our operating expenses for the three and nine month periods ended September 30, 2018 and 2017 are outlined in the table below:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Consulting fees	$-	$-	$-	$8,562
General and administrative	$3,178	$4,720	$8,733	$11,234
Management fees	$6,000	$6,000	$18,000	$18,000
Professional fees	$7,554	$10,257	$24,850	$27,213
Interest and amortization expense	$13,541	$27,937	$72,936	$91,363
Foreign exchange loss (gain)	$(9,799)	$-	$8,093	$-
Gain on sale of mineral property	$-	$-	$(675,404)	$-
Unrealized loss on marketable securities	$(58,133)	$-	$364,333	$-
Net Loss (Income)	$(37,659)	$48,914	$(178,459)	$156,372

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

During the three months ended September 30, 2018, our company incurred operating expenses of $16,732 compared to $20,977 during the three months ended September 30, 2017.  The decrease in operating expenses was attributed to a decrease in general and administrative expenses of $1,542 and professional fees of $2,703 as the Company minimized the use of legal counsel during the current year.

Net income for the three months ended September 30, 2018 was $37,659 compared to a net loss of $48,914 during the three months ended September 30, 2017.  During the three months ended September 30, 2018, our company recorded an unrealized gain of $58,133 for the change in fair value of the Cameo common shares received as part of the sale transaction and foreign exchange gain of $9,799.  In addition, we recorded interest and accretion expense of $13,541 compared to interest and accretion expense of $27,937 during the three months ended September 30, 2017 relating to interest costs and the amortization of the beneficial conversion feature for the convertible notes that were issued by the company for funding of day-to-day operations.

For the three months ended September 30, 2018 the Company had a basic and diluted earnings per share of $0.00 compared to a loss per share of $0.00 for the three months ended September 30, 2017

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

During the nine months ended September 30, 2018, our company incurred operating expenses of $51,583 compared to $65,009 during the nine months ended September 30, 2017.  The decrease in operating expenses was due to a decrease in consulting fees of $8,562 as the company was reviewing various potential investment and acquisition opportunities in fiscal 2017 that resulted in an increase in day-to-day operating costs, a decrease of $2,501 in general and administrative expense as the Company incurred less operating costs, and a decrease of $2,363 in professional fees as the Company minimized the use of legal counsel during the year.

Net income for the nine months ended September 30, 2018 was $178,459 compared to a net loss of $156,372 during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, our company recorded a gain on the sale of the Gochager Lake property of $675,404 which was offset by an unrealized loss of $364,333 for the change in fair value of the Cameo common shares received as part of the sale transaction and foreign exchange loss of $8,093. In addition, the company incurred interest and accretion expense of $72,936 compared to $91,363 during the nine months ended September 30, 2017.  The decrease in interest and accretion expense in fiscal 2018 is due to additional issuances of convertible notes that resulted in more interest expense and more accretion expense for the fair value of the beneficial conversion feature for the additional convertible notes issued subsequent to June 30, 2017.

For the nine months ended September 30, 2018, the Company had basic earnings per share of $0.00 and diluted earnings per share of $0.00 as compared to a loss per share of $0.00 for the nine months ended September 30, 2017.

Operating Revenues

For the nine months ended September 30, 2018 and 2017, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at September 30, 2018	As at December 31, 2017

Current Assets	$627,069	$490
Current Liabilities	$451,877	$447,147
Working Capital (deficiency)	$175,192	$(446,657)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2017

Net cash used in operating activities	$(57,379)	$(52,805)
Net cash provided by (used in) investing activities	$59,380	$(41,943)
Net cash provided by financing activities	$20,000	$93,000
Net increase (decrease) in cash	$22,001	$(1,748)

As at September 30, 2018, our cash balance was $22,491 and total assets were $642,134 comprised of $15,065 of mineral properties and $604,578 of marketable securities.  As at December 31, 2017, our cash balance was $490 and total assets were $376,535, which included mineral properties of $376,045.  The increase in cash was due to the fact that we received proceeds of $60,000 from the sale of the Gochager Lake Property and an additional $20,000 of financing from the issuance of a convertible debenture during the period.  The decrease in mineral properties was due to the receipt of $60,000 as part of the sale of the Gochager Lake property, which also includes 3,000,000 common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.), a company traded on the TSX Venture Exchange in Canada, which the Company received in April 2018.

As at September 30, 2018, we had total liabilities of $451,877 compared with total liabilities of $447,147 as at December 31, 2017. Overall, our total liabilities were consistent, and outside of new issuance of convertible debenture for $20,000, the changes in our liabilities is due to timing differences of incurring and paying costs as well as non-cash accretion of the beneficial conversion features on the convertibility of the convertible notes.

As at September 30, 2018, we had a working capital of $175,192 compared with a working capital deficit of $446,657 as at December 31, 2017. The increase in working capital is due to the fact that we received proceeds of the fact that we received proceeds of $60,000 from the sale of the Gochager Lake Property, an additional $20,000 of financing from the issuance of a convertible debenture during the period, and held 3,000,000 common shares of Cameo Cobalt Corp. which had a fair value of $604,578 at September 30, 2018.

Cashflow from Operating Activities

During the nine months ended June 30, 2018, we used $57,379 of cash for operating activities compared to the use of $52,805 of cash for operating activities during the nine months ended September 30, 2017. The increase in the cash used for operating activities was due to increased payments to settle outstanding amounts incurred by the company during the period.

Cashflow from Investing Activities

During the nine months ended September 30, 2018, we received $60,000 from the sale of the Gochager Lake property as compared to the use of $41,943 for mineral property exploration costs during the nine months ended September 30, 2017.

Cashflow from Financing Activities

During the nine months ended September 30, 2018, we received $20,000 from the issuance of convertible notes payable, which are unsecured, bears interest at 10% per annum, and due within one year.  Comparatively, we received $93,000 from the issuance of convertible notes payable during the nine months ended September 30, 2017.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of September 30, 2018, and December 31, 2017, there were no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2018 and December 31, 2017, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2018 and December 31, 2017, our company did not grant any stock options.

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

10.51
Amendment to Mineral Property Option Agreement (Gochagr Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed April 17, 2018)

10.52	Mineral Property Option Agreement (Gochagr Lake Property) dated March 7, 2018 with Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed April 17, 2018)

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

Exhibit Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: November 13, 2018	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)