Form 10-K
period 2018-12-31
U.S. Lithium Corp.
filed 2019-03-28
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

2,626,086 common shares as of March 20, 2019

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

Corporate History

We were incorporated as Rostock Ventures Corp. on November 2, 2006, under the laws of the State of Nevada. We are a natural resource exploration and development company engaged in the exploration, acquisition, and development of mineral properties in North and South America.  Our business also includes a technology venture, iWeedz.com, our planned internet e-commerce platform and search engine designed to connect consumers with cannabis vendors.

Effective March 12, 2014, we entered into a patent, technical information and trade mark license agreement with Windward International LLC pursuant to which our company acquired an exclusive license to use exploit certain patents, technical information and trademarks comprising the iWeedz.com platform, an e-commerce and marketing platform.  We paid 4,000,000 shares of our company’s common stock in consideration of the license and granted a 2% royalty on all net sales derived from the use of the patents, technical information and trademark.  However, due to a lack of financing, we have not fully developed or launched the iWeedz.com platform.  We continue hold our license in the iWeedz.com platform and to evaluate opportunities to monetize this intellectual property.

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

Further to the letter of intent, on April 25, 2016, we entered into a definitive agreement with Rangefront whereby Rangefront granted us the option to acquire 100% of the title, interest and right in and to four mineral claims, known as the Elon claims, located in Esmerelda County, Nevada. In exchange for the grant of the Option by Rangefront, we paid $3,500 to Rangefront on signing of the agreement and issued an aggregate of 200,000 restricted common shares of our company to Brian Goss as the authorized representative of Rangefront.

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

The Company sold its interest in the Gochager Lake property in April 2018 for $60,000 and 3,000,000 common shares of Cameo Cobalt Corp, a company listed on the TSX Venture Exchange in Canada. The Company recorded a gain of $675,404 on the sale of the Gochager Lake Property which was offset by an unrealized loss of $814,872 relating to the change in fair value of the Company’s holdings of Cameo common shares which were received as part of the sale of the Gochager Lake property.

Other Recent Transactions

On April 16, 2017 the Company entered into a securities purchase agreement with Robert  Seeley pursuant to which, in consideration for $8,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $8,000  The note bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $1.20 per share. This note matures in one year from issuance.

On May 23, 2017 the Company entered into a securities purchase agreement with  Robert  Seeley pursuant to which, in consideration for $25,000 in cash, the Company issued to Mr.  Seeley a convertible  promissory  note for the aggregate principal sum of $25,000  The note, which was subsequently assigned to Catanga International S.A., bears  simple  interest at a rate of 10% per annum and is  convertible  in common shares of our company for $0.92 per share. This note matures in one year from issuance.

Effective July 31, 2017, the Company entered into amendment agreements with each Robert Seeley, and Catanga International S.A., pursuant to which certain convertible promissory notes previously issued to Mr. Seeley and Catanga International were amended to extend their applicable maturity date by six months, in consideration for the reduction of their applicable conversion price to $0.60.  The resulting amendments are described in the following table:

Purchaser & Noteholder	Note IssueDate	Amount	Original Maturity Date	Amended Maturity Date	Original Conversion Price Per Share ($)	Amended Conversion Price Per Share ($)

Robert Seeley	5-May-16	$50,000.00	5-May-17	5-Nov-17	1.10	0.60
Robert Seeley	11-May-2016	$40,000.00	11-May-17	11-Nov-17	1.40	0.60
Robert Seeley	7-Nov-16	$15,000.00	7-Nov-17	7-May-18	0.76	0.60
Robert Seeley	1-Dec-16	$20,000.00	1-Dec-17	1-Jun-18	1.20	0.60
Robert Seeley	3-Mar-17	$8,000.00	3-Mar-18	3-Sep-18	1.20	0.60
Catanga International S.A.	23-May-17	$25,000.00	23-May-18	23-Nov-18	0.92	0.60
Catanga International S.A.	15-Jun-17	$40,000.00	15-Jun-18	15-Dec-18	0.72	0.60

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

On August 1, 2017 our board of directors authorized the issuance of 1,280,827 shares of our common stock pursuant to the conversion of convertible promissory notes dated April 8, 2016, April 21, 2016.  The following table described the value of the converted promissory notes, the applicable conversion prices and the number of shares issued on the conversion date. The conversion shares issued were reverse split (along with all outstanding shares) one new share for forty old shares in November, 2018.

Noteholder	IssueDate	Principal Amount	Accrued Interest	Total	Conversion Price	Conversion Shares Issued

Robert Seeley	8-Apr-16	$10,000.00	$1,225.00	$11,225.00	0.0125	904,960
Robert Seeley	21-Apr-16	$5,000.00	$594.44	$5,594.44	0.0150	375,867
Total				$16,950		1,280,827

Effective September 13, 2017, the Company entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $20,000 in cash, a convertible promissory note in the aggregate principal amount of $20,000.  The promissory note, which is payable on September 13, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $1.16 per share.

Effective November 13, 2017, the Company entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $22,000 in cash, a convertible promissory note in the aggregate principal amount of $22,000.  The promissory note, which is payable on November 13, 2018, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.84 per share.

Effective February 5, 2018, the Company entered into a Securities Purchase Agreement with Catanga International S.A. pursuant to which we sold and issued to Catanga International S.A., in consideration of $20,000 in cash, a convertible promissory note in the aggregate principal amount of $20,000.  The promissory note, which is payable on February 5, 2019, bears simple interest at a rate of 10% per annum, and is convertible in common shares of our company at the option of the holder, in whole or in part, at the price of $0.84 per share.

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

Gochagar Lake, Saskatchewan, Canada

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

The Company sold its interest in the Gochager Lake property in April 2018 for $60,000 and 3,000,000 common shares of Cameo Cobalt Corp, a company listed on the TSX Venture Exchange in Canada. The Company recorded a gain of $675,404 on the sale of the Gochager Lake Property which was offset by an unrealized loss of $814,872 relating to the change in fair value of the Company’s holdings of Cameo common shares which were received as part of the sale of the Gochager Lake property.

Elon Claims, Esmeralda County Nevada

On April 25, 2016, we entered into a definitive agreement with Rangefront whereby Rangefront granted us the option to acquire 100% of the title, interest and right in and to four mineral claims, known as the Elon claims, located in Esmerelda County, Nevada. In exchange for the grant of the Option by Rangefront, we paid $3,500 to Rangefront on signing of the agreement and issued an aggregate of 200,000 restricted common shares of our company to Brian Goss as the authorized representative of Rangefront.

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

During the year ended December 31, 2018 we incurred aggregate net losses of $336,958.  As at December 31, 2018, we have not earned any revenue from operations, and we had an accumulated deficit of $1,844,328. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when vendors will utilize our iWeedz.com technology platform, the demand for our technology platform, and the level of competition and general economic conditions.

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

Item 2. Properties

We do not own interests in any real property. We are currently using a portion of our chief executive officer’s home as our corporate headquarters and we use this space free of charge. Currently, this space is sufficient to meet our needs; however, once we expand our business to a significant degree, we will have to find a larger space. All communications to our company may be directed to the company at 12340 Seal Beach, Blvd. Suite B-190, Seal Beach, CA;  Phone: (702) 866-2500.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)(2)

Quarter Ended	High	Low

December 31, 2018	$0.96	$0.08
September 30, 2018	$0.85	$0.52
June 30, 2018	$1.10	$0.60
March 31, 2018	$1.44	$0.76
December 31, 2017	$2.00	$0.60
September 30, 2017	$2.20	$0.90
June 30, 2017	$1.84	$0.80
March 31, 2017	$2.80	$1.28
December 31, 2016	$1.80	$1.52

(1)	OTC Market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	These prices retroactively reflect the Company’s 1 new share for 40 old shares reverse stock split which took place on December 4, 2018.

Our common shares are issued in registered form. Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah 84121 (Telephone: (801) 274-1088) is the registrar and transfer agent for our common shares.

Holders

As of March 20, 2019, our company had 5 holders of record of our common stock and 2,626,086 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 12, 2018, the Company issued 126,238 split-adjusted common shares at a conversion price of $0.60 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.

On February 5, 2018, the Company entered into a loan agreement with Catanga International S.A. for cash proceeds of $20,000 and issued Catanga a convertible promissory note.  The promissory note, which is payable on February 5, 2019, bears simple interest at a rate of 10% per annum, and is convertible into common shares of our company at the option of the holder, in whole or in part, at the price of $0.84 per share.

We issued the convertible promissory note on February 5, 2018 and the shares on February 12, 2018 in reliance on Rule 506 of Regulation D of the Securities Act of 1933, as amended, on the basis that the purchasers represented to our company that they are “accredited investors” as such term is defined in Rule 501(a) of Regulation D.

Except as noted above, we did not sell any equity securities which were not registered under the Securities Act during or subsequent to the year ended December 31, 2018.

Equity Compensation Plan Information

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2018.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017 which are included herein.

Our operating results for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended
	December 31,
	2018	2017

Consulting fees	$-	$8,562
General and administrative	$13,282	$15,460
License fee	$800	$800
Management fees	$24,000	$24,000
Mineral exploration costs	$-	$44,243
Professional fees	$35,661	$31,994
Total other income (expense)	$(263,215)	$(121,799)
Net Loss	$(336,958)	$(246,858)

Operating Revenues

During the years ended December 31, 2018 and 2017, our company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2018 were $73,743 compared to $125,059 for the year ended December 31, 2017. The decrease in operating expenses was due to mineral exploration costs of $44,243 incurred on the Gochager Lake Property in fiscal 2017 that was not incurred in fiscal 2018 as the Company sold its interest in the Gochager Lake property in April 2018 for $60,000 and the receipt of 3,000,000 common shares of Cameo Cobalt Corp, a company listed on the TSX Venture Exchange in Canada.  The decrease was offset by an increase of $3,667 in professional fees due to an increase in legal expenses, and accounting and audit fees compared to prior year.

In addition to operating losses, our company incurred $263,215 of other expense during the year ended December 31, 2018 compared to $121,799 during the year ended December 31, 2017.  During the year ended December 31, 2018, the Company recorded a gain of $675,404 on the sale of the Gochager Lake Property which was offset by an unrealized loss of $814,872 relating to the change in fair value of the Company’s holdings of Cameo common shares which were received as part of the sale of the Gochager Lake property.  The Company also recorded interest and accretion expense of $82,757 during the year compared to $121,799 during the year ended December 31, 2017.  The decrease in interest and accretion expense was due to the fact that the Company only issued one convertible note during the year and hence had lower accretion expense as compared to prior year.  The Company also recorded a foreign exchange loss of $40,147 relating to the translation loss of the Company’s holdings of marketable securities (Cameo common shares) in Canadian dollars.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2018	2017

Current Assets	$124,941	$490
Current Liabilities	$465,166	$447,147
Working Capital (deficit)	$(340,225)	$(446,657)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Cash used in Operating Activities	$(76,071)	$(122,050)
Cash used in Investing Activities	$59,646	$-
Cash provided by Financing Activities	$20,000	$115,000
Net Increase (Decrease) in Cash	$3,575	$(7,050)

As at December 31, 2018, the Company had a cash balance of $4,065 and total assets of $140,006 compared with a cash balance of $490 and total assets of $376,535 as at December 31, 2017.  The increase in cash was due to proceeds received from the issuance of a convertible debenture for $20,000 of which a portion of cash remained as at the year-end date.  The decrease in total assets was due to the sale of the Gochager Lake property in April 2018 for 3,000,000 common shares of Cameo, of which the Company recorded an unrealized loss of $814,872 during the year ended December 31, 2018 as the common shares of Cameo suffered a significant decrease in market value between the period of receipt of the common shares (April 2018) and the year-end date (December 2018).

As at December 31, 2018, we had total liabilities of $465,166 compared with $447,147 as at December 31, 2017.  The increase in total liabilities was attributed to $17,283 of additional accounts payable and accrued liabilities as the Company had limited cash flows to pay for day-to-day obligations of the Company.

As at December 31, 2018, we had a working capital deficit of $340,225 compared with a working capital deficit of $446,657 as at December 31, 2017. The decrease in working capital deficit was due to the sale of the Gochager Lake property for marketable securities, which are currently being held for trading and thus is recorded as a current asset as opposed to a non-current asset.

Cashflow from Operating Activities

During the year ended December 31, 2018, we used $76,071 of cash for operating activities compared to the use of $122,050 of cash for operating activities during the year ended December 31, 2017.  The decrease in cash used for operating activities was due to the fact that we received $60,000 from the sale of Gochager Lake and received $20,000 from the issuance of a convertible note that was used to fund our operations compared to $115,000 received from financing activities during fiscal 2017.

Cashflow from Investing Activities

During the year ended December 31, 2018, we received $60,000 from the sale of Gochager Lake and $266 from the sale of Cameo shares, which was offset by $620 of mineral property costs incurred.  Comparatively, we did not have any investing activities during the year ended December 31, 2017.

Cashflow from Financing Activities

During the year ended December 31, 2018, we received $20,000 from the issuance of a convertible note compared to $115,000 received from the issuance of convertible notes during the year ended December 31, 2017.

Cash Requirements

Over the next 12 months (beginning April 1, 2019) we intend to pursue our exploration and development interests and to continue the development of our iWeedz.com search engine and the Elon claims. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount

General and administrative expenses	$40,000
Exploration expense (Elon Claims)	$20,000
Management fees	$24,000
Professional fees	$45,000
Development of iWeedz.com	$15,000
Contingency	$50,000
Total	$194,000

We will require additional funds of approximately $194,000 over the next twelve months to implement our growth strategy. These funds may be raised through equity financing, debt financing, sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of December 31, 2017 there were no cash equivalents. As of December 31, 2018, the Company held 2,994,450 shares of Cameo Cobalt, Inc. which is recorded as marketable securities and were marked-to-market at $120,876.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2018 and 2017, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.  As at December 31, 2018 and 2017, our company did not grant any stock options.

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

Financial Statements
Years Ended December 31, 2018 and 2017

PLS CPA, A PROFESSIONAL CORPORATION
t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
U.S. Lithium Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of U.S. Lithium Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA

PLS CPA, A Professional Corp.
We have served as the Company’s auditor since 2015.
March 27, 2019
San Diego, CA. 92111

U.S. LITHIUM, CORP.
Balance Sheets

	December 31, 2018	December 31, 2017
	$	$
ASSETS

Current assets
Cash	4,065	490
Marketable securities	120,876	–
Total current assets	124,941	490

Non-current assets
Mineral property	15,065	376,045

Total assets	140,006	376,535

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	131,286	114,003
Due to related party	54,317	55,317
Notes payable, net of unamortized discount of $657 and $47,393, respectively	270,063	268,327
Notes payable – related party	9,500	9,500
Total liabilities	465,166	447,147

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,626,086 and 2,499,835 common shares, respectively	2,626	2,500
Additional paid-in capital	1,516,542	1,434,258
Deficit	(1,844,328)	(1,507,370)
Total stockholders’ deficit	(325,160)	(70,612)

Total liabilities and stockholders’ deficit	140,006	376,535

Organization and Nature of Operations (note 1)
Subsequent Events (Note 8)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Statements of Operations

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$
Expenses
Consulting fees	–	8,562
General and administrative	13,282	15,460
License fees	800	800
Management fees	24,000	24,000
Mineral exploration costs	–	44,243
Professional fees	35,661	31,994
Total expenses	73,743	125,059

Loss before other expense	(73,743)	(125,059)

Other income (expense)
Foreign exchange loss	(40,147)	–
Gain on settlement of debt	675,404	–
Interest and accretion expense	(82,757)	(121,799)
Loss on disposal of marketable securities	(843)
Unrealized loss on marketable securities	(814,872)	–

Total other expense	(263,215)	(121,799)

Net loss	(336,958)	(246,858)

Net loss per share, basic and diluted	(0.13)	(0.10)

Weighted average shares outstanding	2,605,678	2,450,682

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Statements of Stockholders’ Equity (Deficit)

			Additional
	Common stock		Paid-In
	Shares	Par value	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2016	2,267,814	2,268	967,943	(1,260,512)	(290,301)

Shares issued for mineral property	200,000	200	361,400	–	361,600

Shares issued for conversion of debt	32,021	32	16,918	–	16,950

Beneficial conversion feature of convertible debt	–	–	87,997	–	87,997

Net loss for the year	–	–	–	(246,858)	(246,858)

Balance, December 31, 2017	2,499,835	2,500	1,434,258	(1,507,370)	(70,612)

Shares issued for conversion of debt	126,238	126	75,617	–	75,743

Shares issued for rounding of partial shares upon reverse split	13	–	–	–	–

Beneficial conversion feature of convertible debt	–	–	6,667	–	6,667

Net loss for the year	–	–	–	(336,958)	(336,958)

Balance, December 31, 2018	2,626,086	2,626	1,516,542	(1,844,328)	(325,160)

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
Statements of Cash Flows

	Year ended December 31, 2018	Year ended December 31, 2017
	$	$
Operating Activities
Net loss	(336,958)	(246,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	53,403	95,925
Foreign exchange loss	40,147	–
Gain on sale of mineral property	(675,404)	–
Realized loss on sale of marketable securities	843	–
Unrealized loss on marketable securities	814,872	–
Changes in operating assets and liabilities:
Prepaid expenses	–	9,437
Accounts payable and accrued liabilities	28,026	32,993
Due to related party	(1,000)	(13,547)
Net Cash Used In Operating Activities	(76,071)	(122,050)

Investing Activities
Mineral property costs	(620)	–
Proceeds from sale of marketable securities	266	–
Proceeds from sale of mineral property	60,000	–
Net Cash Provided By Investing Activities	59,646	–

Financing Activities
Proceeds from note payable	20,000	115,000
Net Cash Provided By Financing Activities	20,000	115,000

Increase (Decrease) in Cash	3,575	(7,050)

Cash – Beginning of Period	490	7,540

Cash – End of Period	4,065	490

Non-cash investing and financing activities:
Shares issued for acquisition of mineral property	–	361,600
Debt discount	6,667	85,681
Shares issued to settle notes payable	75,743	16,950

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

1.	Organization and Nature of Operations

U.S. Lithium, Corp. (formerly Rostock Ventures Corp.) (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. On April 27, 2016, the Company incorporated and merged with its wholly-owned subsidiary, U.S. Lithium Corp. for the sole purpose of enacting a name change and acquired 100% of the titles, interest, and rights to four mineral claims in Esmeralda County, Nevada.  The Company is currently looking for additional mineral properties.

Going Concern

These financial statements are prepared on a going concern basis, which implies that the Company will realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2018, the Company has not earned any revenue, has a working capital deficit of $340,255, and an accumulated deficit of $1,844,328. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to find additional investments in mineral properties  which will be financed by capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that our company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

(b)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, fair value of marketable securities, share based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2018 and 2017, there were no cash equivalents.

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

(h)	Marketable Securities

Marketable securities consist of common shares of a publicly-traded company and are available-for-sale.  The marketable securities are recorded at its fair value, with any corresponding unrealized gains and losses recorded in the statement of operations.

(i)	Financial Instruments

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

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

2.	Summary of Significant Accounting Policies (continued)

(i)	Financial Instruments (continued)

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

(j)	Income Taxes

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

(k)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2018 and 2017, the Company has no items representing comprehensive income or loss.

(l)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured based on the fair value of the equity instruments issued. As at December 31, 2018 and 2017, the Company has not granted any stock options.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

2.	Summary of Significant Accounting Policies (continued)

(m)	Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements.

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

On April 1, 2018, the Company received 3,000,000 split-adjusted common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.) (“Cameo”) with a fair value of $977,004.  In December 2018, the Company sold 5,550 Cameo shares for proceeds of $266, which was applied against brokerage fees.  As at December 31, 2018, the Company held 2,994,450 Cameo shares which is recorded as marketable securities and were marked-to-market at $120,876, resulting in an unrealized loss on the marketable securities of $855,020, of which $40,417 of the unrealized loss is related to foreign exchange.

4.	Mineral Property

(a)
On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. During the year ended December 31, 2018, the Company paid $620 (2017 - $620) for claim fees.

(b)
On February 23, 2017, the Company acquired a 100% interest in the Gochager Lake Nickel-Copper-Cobalt project (“Gochager Lake”) in exchange for the issuance of 8,000,000 shares of common stock of the Company with a fair value of $361,600. As part of the agreement, the Company must incur exploration expenditures of not less than $50,000 on or before June 1, 2017 and $225,000 on or before July 12, 2018.  The claims are subject to a 2% net smelter return, subject to a right to repurchase 1% of the net smelter return in exchange for $1,250,000.  During the year ended December 31, 2017, the Company incurred $41,323 of exploration costs on the property which have been expensed as incurred.  On April 1, 2018, the Company sold its interest in Gochager Lake to Cameo in exchange for 3,000,000 common shares of Cameo.  Refer to Note 3.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

5.	Notes Payable

(a)
As at December 31, 2017, the Company owes $9,500 (2016 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at December 31, 2017, accrued interest of $10,965 (2015 - $10,015) has been recorded in accrued liabilities.

(b)
As at December 31, 2017, the Company owes $3,015 (2016 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.20 per share. During the year ended December 31, 2015, the Company issued 225,000 split-adjusted shares of common stock for the settlement of $45,000 of outstanding notes payable. As at December 31, 2018, accrued interest of $11,045 (2017 - $10,744), which has been recorded in accounts payable and accrued liabilities.

(c)
As at December 31, 2018, the Company owes $47,706 (2017 - $47,706) of notes payable to non-related parties. During the year ended December 31, 2015, the Company issued 203,525 split-adjusted shares of common stock for the settlement of $40,705 of outstanding notes payable and assigned accrued interest of $34,536 from related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.20 per share. As at December 31, 2018, accrued interest of $51,162 (2017 - $46,625) has been recorded in accrued liabilities.

(d)
On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.40 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. As at December 31, 2018, the carrying value of the note payable is $25,000 (2017 - $25,000). As at December 31, 2018, accrued interest of $8,192 (2017 - $5,692) has been recorded in accrued liabilities.

(e)
On May 5, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $50,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 5, 2017 and is convertible into shares of common stock of the Company at $1.10 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to November 5, 2017.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $50,000.  On February 12, 2018, the Company issued 98,079 split-adjusted common shares at a conversion price of $0.60 per share to settle principal balance of $50,000 and accrued interest of $8,847. During the year ended December 31, 2018, the Company recorded accretion expense of $nil (2017 - $17,123).  As at December 31, 2018, the carrying value of the note payable is $nil (2017 - $50,000) and accrued interest of $nil (2017 - $8,287) has been recorded in accounts payable and accrued liabilities.

(f)
On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $1.40 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to November 11, 2017.  The loan is currently in default.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $40,000.  During the year ended December 31, 2018, the Company recorded accretion expense of $nil (2017 - $14,356). As at December 31, 2018, the carrying value of the note payable is $40,000 (2017 - $40,000) and accrued interest of $10,562 (2017 - $6,563) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

5. Notes Payable (continued)

(g)
On November 7, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $15,000. The amount owing is unsecured, bears interest at 10% per annum, is due on November 7, 2017, and is convertible into shares of common stock of the Company at $0.76 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.015 per share and due date to May 7, 2018.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $8,684, which was amended to $15,000 on the amendment of the agreement on July 31, 2017.  On February 12, 2018, the Company issued 28,160 split-adjusted common shares at a conversion price of $0.60 per share to settle outstanding principal balance of $15,000 and accrued interest of $1,896.  During the year ended December 31, 2018, the Company recorded accretion expense of $3,489 (2017 - $10,226). As at December 31, 2018, the carrying value of the note payable is $nil (2017 - $11,511) and accrued interest of $nil (2016 - $1,722) has been recorded in accounts payable and accrued liabilities.

(h)
On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $1.20 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to June 1, 2018.  The loan is currently in default.  During the year ended December 31, 2016, the Company recorded a beneficial conversion feature of $13,333, which was amended to $20,000 on the amendment of the agreement on July 31, 2017.  During the year ended December 31, 2018, the Company recorded accretion expense of $5,557 (2017 - $13,347). As at December 31, 2018, the carrying value of the note payable is $20,000 (2016 - $14,443) and accrued interest of $4,164 (2017 - $2,164) has been recorded in accounts payable and accrued liabilities.

(i)
On March 3, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $8,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to September 3, 2018.  The loan is in default.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $8,000.  During the year ended December 31, 2018, the Company recorded accretion expense of $3,569 (2017 - $4,431).  As at December 31, 2017, the carrying value of the note payable is $8,000 (2016 - $4,431) and accrued interest of $1,464 (2017 - $664) has been recorded in accounts payable and accrued liabilities.

(j)
On May 23, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to November 23, 2018.  The loan is in default.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $23,333.  During the year ended December 31, 2018, the Company recorded accretion expense of $9,141 (2017 - $14,192).  As at December 31, 2018, the carrying value of the note payable is $25,000 (2017 - $15,859) and accrued interest of $4,019 (2017 - $1,520) has been recorded in accounts payable and accrued liabilities.

(k)
On June 15, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to December 15, 2018.  The loan is in default.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $26,667.  During the year ended December 31, 2018, the Company recorded accretion expense of $12,128 (2017 - $14,539).  As at December 31, 2018, the carrying value of the note payable is $40,000 (2017 - $27,872) and accrued interest of $6,180 (2017 - $2,180) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

5.	Notes Payable (continued)

(l)
On September 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $1.16 per share.  The loan is in default.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $7,586.  During the year ended December 31, 2018, the Company recorded accretion expense of $5,321 (2017 - $2,265).  As at December 31, 2018, the carrying value of the note payable is $20,000 (2017 - $14,679) and accrued interest of $2,597 (2017 - $597) has been recorded in accounts payable and accrued liabilities.

(m)
On November 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  During the year ended December 31, 2017, the Company recorded a beneficial conversion feature of $9,429. During the year ended December 31, 2018, the Company recorded accretion expense of $8,189 (2017 - $1,240).  As at December 31, 2017, the carrying value of the note payable is $22,000 (2017 - $13,811) and accrued interest of $2,489 (2017 - $289) has been recorded in accounts payable and accrued liabilities.

(n)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.84 per share.  During the year ended December 31, 2018, the Company recorded a beneficial conversion feature of $6,667 and recorded accretion expense of $6,009 (2017 - $nil).  As at December 31, 2018, the carrying value of the note payable is $19,342 (December 31, 2017 - $nil) and accrued interest of $1,803 (December 31, 2017 - $nil) has been recorded in accounts payable and accrued liabilities.

6.	Related Party Transactions

As at December 31, 2018, the Company owed $54,317 (2017 – $55,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2018, the Company incurred $24,000 (2017 - $24,000) of management fees to the President of the Company.

7.	Common Stock

(a)	On February 23, 2017, the Company issued 200,000 split-adjusted shares of common stock with a fair value of $361,600 for the acquisition of the Gochager Lake mineral claims.

(b)
On August 1, 2017, the Company issued 32,021 split-adjusted shares of common stock with a fair value of $16,950 upon the conversion of principal balance of $10,000 and accrued interest of $1,227 on the April 8, 2016 convertible debenture and principal balance of $5,000 and accrued interest of $596 on the April 21, 2016 convertible debenture.

(c)
On February 12, 2018, the Company issued 126,238 split-adjusted common shares at a conversion price of $0.60 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.  Refer to Notes 5(e) and (g).

(d)
On December 3, 2018, the Company finalized a reverse stock split on a basis of 1 new common share for each 40 old common shares.  The effects of the reverse stock split has been applied on a retroactive basis.

U.S. LITHIUM, CORP.
(formerly Rostock Ventures Corp.)
Notes to the financial statements
December 31, 2017

8.	Income Taxes

The Company has $1,566,918 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2026. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 21% to net loss before income taxes. As at December 31, 2018, the Company had no uncertain tax positions.

	2018	2017
	$	$

Computed expected tax recovery	59,547	51,317
Effects of change in tax rates	–	(166,837)
Change in valuation allowance	(59,547)	115,520
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2018 and 2017, after applying enacted corporate income tax rates, are as follows:

	2018	2017
	$	$

Net operating losses carried forward	329,053	269,506
Valuation allowance	(329,053)	(269,506)
Net deferred income tax asset	–	–

9.	Subsequent Events

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2018 with the exception of the following:

(a)	On January 30, 2019, the Company sold 994,500 common shares of Cameo for proceeds of $55,143.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), our company conducted an evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2018, using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, our company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2018, our company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signatures on our company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that our company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2018, our company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of our company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, our company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal controls.

As a result of the material weaknesses described above, management has concluded that our company did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 7, 2018 the Company entered into a Mineral Property Option Agreement with Cameo Resources Corp. regarding our option to purchase the Cochagar Lake Nickel –Copper-Cobalt project claims.  Concurrently, the Company entered into an amendment agreement with Diamond Hunter Ltd. and Robert Seeley (as vendors) and Cameo Resources Corp. to amend the February 23, 2017 Option/Purchase Agreement among the vendors and the Company.  As a result of the two agreements, the Company granted to Cameo Resources Corp. the option to acquire a 100% undivided right, title and interest in the Gochagar Lake claims. On April 1, 2018 Cameo Resources exercised its option and acquired the Gochagar Lake claims paying consideration of $60,000 and 3,000,000 common shares of Cameo Resources Corp. to the Company.

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

Name	Position Heldwith our Company	Age	Date First Elected orAppointed

Gregory Rotelli	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	59	May 10, 2011

Eric Allison	Director	62	February 10, 2016

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended December 31, 2018 and December 31, 2017; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and December 31, 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)

Gregory Rotelli (1)	2018	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
President, ChiefExecutive Officer,	2017	24,000 (2)	Nil	Nil	Nil	Nil	Nil	Nil	24,000 (2)
ChiefFinancial Officer, Secretary Treasurer and Director

(1)	Mr. Rotelli was appointed as our company’s chief executive officer, chief financial, officer, secretary, treasurer and director on May 10, 2011.
(2)	During the years ended December 31, 2018 and 2017, Gregory Rotelli was paid $24,000 in management fees.

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

Outstanding Equity Awards at Fiscal Year-End

No officer or director of our company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 20, 2019, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

As at December 31, 2018, the Company owed $54,317 (2017 – $55,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2018, the Company incurred $24,000 (2017 - $24,000) of management fees to the President of the Company.

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

	Year Ended December 31, 2018		Year Ended December 31, 2017

Audit fees		$11,600		$10,000
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil
Total		$11,600		$10,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

Exhibit Number	Description

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

Exhibit Number	Description

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

Exhibit Number	Description

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51
Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed April 17, 2018)

10.52	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed April 17, 2018)

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

Exhibit Number	Description

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Lithium, Corp.
(Registrant)
Dated: March 28, 2019

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

Dated: March 28, 2019	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: March 28, 2019

/s/ Eric Allison
Eric Allison
Director