Form 10-Q
period 2019-03-31
U.S. Lithium Corp.
filed 2019-05-20
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

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

Indicate by check mark whether the registrant (1) has fled all reports required to be fled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to f le such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated f ler,” “accelerated fler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court. Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

common shares	LITH	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,626,086 common shares issued and outstanding as of May 13, 2019.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

U.S. LITHIUM, CORP.

Condensed Financial Statements

Period ended March 31, 2019 (unaudited) and December 31, 2018

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	$	$
	(unaudited)
ASSETS

Current assets
Cash	21,573	4,065
Marketable securities	179,644	120,876
Total current assets	201,217	124,941

Non-current assets
Mineral property	15,065	15,065
Equipment	3,161	–

Total assets	219,443	140,006

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	131,771	131,286
Due to related party	52,317	54,317
Notes payable, net of unamortized discount of $nil and $657, respectively	270,720	270,063
Notes payable – related party	9,500	9,500

Total liabilities	464,308	465,166

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 2,626,086 common shares	2,626	2,626
Additional paid-in capital	1,516,542	1,516,542
Deficit	(1,764,033)	(1,844,328)
Total stockholders’ equity (deficit)	(244,865)	(325,160)

Total liabilities and stockholders’ equity (deficit)	219,443	140,006

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
	$	$
Expenses
Depreciation	47	–
General and administrative	9,138	2,892
Management fees	6,000	6,000
Professional fees	10,900	7,182
Total expenses	26,085	16,074

Loss before other expense	(26,085)	(16,074)

Other gain (expense)
Foreign exchange gain	3,130	–
Interest and accretion expense	(7,507)	(34,025)
Realized gain on sale of marketable securities	13,473	–
Unrealized gain on marketable securities	97,284	–

Net income (loss)	80,295	(50,099)

Net income (loss) per share, basic and diluted	0.03	(0.02)

Weighted average shares outstanding	2,626,086	2,626,086

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Stockholders’ Equity (Deficit)
(unaudited)

			Additional
	Common stock		Paid-In
	Shares	Par value	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2018	2,626,086	2,626	1,516,542	(1,844,328)	(325,160)

Net income for the period	–	–	–	80,295	80,295

Balance, March 31, 2019	2,626,086	2,626	1,516,542	(1,764,033)	(244,865)

			Additional
	Common stock		Paid-In
	Shares	Par value	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2017	2,499,835	2,500	1,434,258	(1,507,370)	(70,612)

Shares issued for conversion of debt	126,238	126	75,617	–	75,743

Shares issued for rounding of partial shares upon reverse split	13	–	–	–	–

Beneficial conversion feature of convertible debt	–	–	6,667	–	6,667

Net loss for the period	–	–	–	(50,099)	(336,958)

Balance, March 31, 2018	2,626,086	2,626	1,516,542	(1,557,469)	(38,301)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
	$	$
Operating Activities
Net income (loss) for the period	80,295	(50,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	657	25,607
Depreciation expense	47	–
Foreign exchange gain	(3,148)	–
Realized gain on marketable securities	(13,473)	–
Unrealized gain on marketable securities	(97,284)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	485	5,253
Due to related party	(2,000)	(1,000)

Net Cash Used In Operating Activities	(34,421)	(20,239)

Investing Activities
Proceeds from sale of mineral property	–	60,000
Proceeds from sale of marketable securities	55,137	–
Purchase of equipment	(3,208)	–

Net Cash Provided By Investing Activities	51,929	60,000

Financing Activities
Proceeds from note payable	–	20,000

Net Cash Used In (Provided By) Financing Activities	–	20,000

Change in Cash	17,508	59,761

Cash – Beginning of Period	4,065	490

Cash – End of Period	21,573	60,251

Non-cash investing and financing activities:
Debt discount	–	6,667

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2019

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

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2019, the Company has not earned any revenue, has a working capital deficit of $263,091, and an accumulated deficit of $1,764,033. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from significant shareholders to meet our operating expenses through equity or debt financing. However, there are no assurances that the Company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

The accompanying interim condensed financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission for the year ended December 31, 2018. These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(b) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the fair value and recoverability of marketable securities, recoverability of mineral properties, fair value of share-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2019

2. Summary of Significant Accounting Policies (continued)

(c) Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At March 31, 2019, the Company had 954,667 (December 31, 2018 – 895,345) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

(e) Equipment

Equipment is comprised of a camera and is recorded at the lower of cost or net book value and amortized on a straight-line basis over an estimated useful life of three years.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2019

2. Summary of Significant Accounting Policies (continued)

(f) Newly Adopted Accounting Pronouncements

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

The Company adopted the standard on January 1, 2019 and there was no material impact on the Company’s financial statements.

(g) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Marketable Securities

On April 1, 2018, the Company received 3,000,000 split-adjusted common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.) (“Cameo”) with a fair value of $977,004.  In December 2018, the Company sold 5,550 Cameo shares for proceeds of $266, which was applied against brokerage fees.  In February 2019, the Company sold 994,450 Cameo shares for proceeds of $55,137, resulting in a realized gain on sale of marketable securities of $13,473.  As at March 31, 2019, the Company held 2,000,000 (December 31, 2018 – 2,994,450) common shares of Cameo with a fair value of $179,644 (December 31, 2018 - $120,876).  During the period ended March 31, 2019, the Company recorded an unrealized gain on marketable securities of $97,284 (March 31, 2018 - $nil).

4. Mineral Properties

On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. As at March 31, 2019 and December 31, 2018, the carrying value of the property is $15,065.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2019

5. Equipment

During the period ended March 31, 2019, the Company acquired equipment with a cost basis of $3,208.  During the period ended March 31, 2019, the Company recorded depreciation expense of $47 (March 31, 2018 - $nil).

6. Notes Payable

(a)
As at March 31, 2019, the Company owes $9,500 (December 31, 2018 - $9,500)of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at March 31, 2019, accrued interest of $11,199 (December 31, 2018 - $10,965) has been recorded in accounts payable and accrued liabilities.

(b)
As at March 31, 2019, the Company owes $3,015 (December 31, 2018 - $3,015)of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.20 per share. As at March 31, 2019, accrued interest of $11,119 (December 31, 2018 - $11,045) has been recorded in accounts payable and accrued liabilities.

(c)
As at March 31, 2019, the Company owes $47,705 (December 31, 2018 - $47,705) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.20 per share. As at March 31, 2019, accrued interest of $52,280 (December 31, 2018 - $51,162)has been recorded in accounts payable and accrued liabilities.

(d)
On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.40 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. As at March 31, 2019, the carrying value of the note payable is $25,000 (December 31, 2018 - $25,000)and accrued interest of $8,808 (December 31, 2018 - $8,192) has been recorded in accounts payable and accrued liabilities.

(e)
On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $1.40 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to November 11, 2017.  The loan is currently in default.  As at March 31, 2019, the carrying value of the note payable is $40,000 (December 31, 2018 - $40,000) and accrued interest of $11,548 (December 31, 2018 - $10,562) has been recorded in accounts payable and accrued liabilities.

(f)
On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $1.20 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to June 1, 2018.  The loan is currently in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $3,290). As at March 31, 2019, the carrying value of the note payable is $20,000 (December 31, 2018 - $20,000) and accrued interest of $4,657 (December 31, 2018 - $4,164) has been recorded in accounts payable and accrued liabilities.

(g)
On March 3, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $8,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to September 3, 2018.  The loan is in default. During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $1,317).  As at March 31, 2019, the carrying value of the note payable is $8,000 (December 31, 2018 - $8,000) and accrued interest of $1,661 (December 31, 2018 - $1,464)has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2019

6. Notes Payable (continued)

(h)
On May 23, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to November 23, 2018.  The loan is in default. During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $5,753).  As at March 31, 2019, the carrying value of the note payable is $25,000 (December 31, 2018 - $25,000) and accrued interest of $4,635 (December 31, 2018 - $4,019) has been recorded in accounts payable and accrued liabilities.

(i)
On June 15, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to December 15, 2018.  The loan is in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $6,575).  As at March 31, 2019, the carrying value of the note payable is $40,000 (December 31, 2018 - $40,000) and accrued interest of $7,165 (December 31, 2018 - $6,180) has been recorded in accounts payable and accrued liabilities.

(j)
On September 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $1.16 per share.  The loan is in default.  During the year period March 31, 2019, the Company recorded accretion expense of $nil (2018 - $1,871).  As at March 31, 2019, the carrying value of the note payable is $20,000 (December 31, 2018 - $20,000) and accrued interest of $3,090 (December 31, 2018 - $2,597) has been recorded in accounts payable and accrued liabilities.

(k)
On November 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $2,325).  As at March 31, 2019, the carrying value of the note payable is $22,000 (December 31, 2018 - $22,000) and accrued interest of $3,031 (December 31, 2018 - $2,489) has been recorded in accounts payable and accrued liabilities.

(l)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  As at March 31, 2019, the carrying value of the note payable is $20,000 (December 31, 2018 - $19,342) and accrued interest of $2,296 (December 31, 2018 - $1,803l) has been recorded in accounts payable and accrued liabilities.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
March 31, 2019

7. Related Party Transactions

At March 31, 2019, the Company owed $52,317 (December 31, 2018 - $54,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended March 31, 2019, the Company incurred $6,000 (2018 - $6,000) of management fees to the President of the Company.

8. Common Stock

Share issuances for period ended March 31, 2019

None noted

Share issuances for year ended December 31, 2018

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

In consideration of the option, on February 23, 2017, the Company issued 8,000,000 shares of its common stock to the principals of the Optionor with a fair value of $361,600. To complete the acquisition, the Company was to incur expenditures of not less than USD $50,000 on or before June 1, 2017, and not less than USD $225,000 on or before July 12, 2018. Thereafter the claims would be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made.

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

Financing History

The Company has entered into the following financing transactions:

On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.40 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. As at March 31, 2019, the carrying value of the note payable is $25,000 (December 31, 2018 - $25,000) and accrued interest of $8,808 (December 31, 2018 - $8,192) has been recorded in accounts payable and accrued liabilities.

On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $1.40 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to November 11, 2017.  The loan is currently in default.  As at March 31, 2019, the carrying value of the note payable is $40,000 (December 31, 2018 - $40,000) and accrued interest of $11,548 (December 31, 2018 - $10,562) has been recorded in accounts payable and accrued liabilities.

On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $1.20 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to June 1, 2018.  The loan is currently in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $3,290). As at March 31, 2019, the carrying value of the note payable is $20,000 (December 31, 2018 - $20,000) and accrued interest of $4,657 (December 31, 2018 - $4,164) has been recorded in accounts payable and accrued liabilities.

On March 3, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $8,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to September 3, 2018.  The loan is in default. During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $1,317).  As at March 31, 2019, the carrying value of the note payable is $8,000 (December 31, 2018 - $8,000) and accrued interest of $1,661 (December 31, 2018 - $1,464) has been recorded in accounts payable and accrued liabilities.

On May 23, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to November 23, 2018.  The loan is in default. During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $5,753).  As at March 31, 2019, the carrying value of the note payable is $25,000 (December 31, 2018 - $25,000) and accrued interest of $4,635 (December 31, 2018 - $4,019) has been recorded in accounts payable and accrued liabilities.

On June 15, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to December 15, 2018.  The loan is in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $6,575).  As at March 31, 2019, the carrying value of the note payable is $40,000 (December 31, 2018 - $40,000) and accrued interest of $7,165 (December 31, 2018 - $6,180) has been recorded in accounts payable and accrued liabilities.

On September 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $1.16 per share.  The loan is in default.  During the year period March 31, 2019, the Company recorded accretion expense of $nil (2018 - $1,871).  As at March 31, 2019, the carrying value of the note payable is $20,000 (December 31, 2018 - $20,000) and accrued interest of $3,090 (December 31, 2018 - $2,597) has been recorded in accounts payable and accrued liabilities.

On November 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $2,325).  As at March 31, 2019, the carrying value of the note payable is $22,000 (December 31, 2018 - $22,000) and accrued interest of $3,031 (December 31, 2018 - $2,489) has been recorded in accounts payable and accrued liabilities.

On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  As at March 31, 2019, the carrying value of the note payable is $20,000 (December 31, 2018 - $19,342) and accrued interest of $2,296 (December 31, 2018 - $1,803l) has been recorded in accounts payable and accrued liabilities.

As at March 31, 2019, the Company owes $9,500 (December 31, 2018 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at March 31, 2019, accrued interest of $11,199 (December 31, 2018 - $10,965) has been recorded in accounts payable and accrued liabilities.

As at March 31, 2019, the Company owes $3,015 (December 31, 2018 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.20 per share. As at March 31, 2019, accrued interest of $11,119 (December 31, 2018 - $11,045) has been recorded in accounts payable and accrued liabilities.

As at March 31, 2019, the Company owes $47,705 (December 31, 2018 - $47,705) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.20 per share. As at March 31, 2019, accrued interest of $52,280 (December 31, 2018 - $51,162) has been recorded in accounts payable and accrued liabilities.

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

In consideration of the option, the Company issued 8,000,000 shares of its common stock to the principals of the Optionor. Pursuant to the February 23, 2017 agreement, to complete the acquisition, the Company must incur expenditures of not less than USD$50,000 on or before June 1, 2017, and not less than USD $225,000 on or before July 12, 2018. Thereafter the claims will be subject to a royalty equal to two percent (2%) Net Smelter Return (NSR) for as long as the Company holds any interest in the claims, subject to a right to repurchase a 1% NSR for $1,250,000 at any time up to when a production decision is made.

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

On April 1, 2018 the Company sold its rights to the to the Gochagar Lake property to Cameo Cobalt Corp., a company listed on the Canadian Securities Exchange, receiving proceeds of $60,000 and 3,000,000 split-adjusted common shares of Cameo with a fair value of $977,004.  During the period ended March 31, 2019, the Company sold 994,500 common shares for proceeds of $55,108.  As at March 31, 2019, the Company still held 2,000,000 common shares of Cameo with a fair value of $179,600.

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

The Elon claim block consists of four 20-acre placer claims and is located in Esmerelda County, Nevada. Clayton Valley is home to the only mine producing lithium from brine in North America. As at the date of this report, we have not conducted any exploration on the Elon Claims. We have renewed the Elon claims as they came due and are current in payments for these claims. We plan to maintain the claims for the foreseeable future but have no plans to conduct exploration on the property during 2019.

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

Results of Operations

Our operating expenses for the three month periods ending March 31, 2019 and 2018 are outlined in the table below:

Depreciation	$47	$-
General and administrative	$9,138	$2,892
Management fees	$6,000	$6,000
Professional fees	$10,900	$7,182
Interest and accretion expense	$7,507	$34,025
Foreign exchange gain	$(3,130)	$-
Gain on sale of marketable securities	$(13,473)	$-
Unrealized gain on marketable securities	$(97,284)	$-
Net Loss (Income)	$(80,295)	$50,099

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

During the three months ended March 31, 2019, our company incurred operating expenses of $26,085 compared to $16,074 during the three months ended March 31, 2018.  The increase in operating expenses was attributed to a general increase in general and administrative expenses and professional fees.

Net income for the three months ended March 31, 2019 was $80,295 compared to a net loss of $50,099 during the three months ended March 31, 2018.  During the three months ended March 31, 2019, our company recorded a realized gain on the sale of marketable securities, an unrealized gain on marketable securities, and a foreign exchange gain. We held no marketable securities during the three months ended March 31, 2018.

For the three months ended March 31, 2019 the Company had a basic and diluted earnings per share of $0.03 compared to a loss per share of $0.02 for the three months ended March 31, 2018.

Operating Revenues

For the three months ended March 31, 2019 and 2018, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at	As at
	March 31, 2019	December 31, 2018

Current Assets	$201,217	$124,941
Current Liabilities	$464,308	$465,166
Working Capital (deficiency)	$(263,091)	$(340,225)

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Net cash used in operating activities	$(34,421)	$(20,239)
Net cash provided by (used in) investing activities	$51,929	$60,000
Net cash provided by financing activities	$0	$20,000
Net increase (decrease) in cash	$17,508	$59,761

As at March 31, 2019, our cash balance was $21,573 and total assets were $219,443 comprised of $15,065 of mineral properties, $179,644 of marketable securities, and $3,161 of equipment.  As at December 31, 2018, our cash balance was $4,065 and total assets were $140,006, which included mineral properties of $15,065 and marketable securities of $120,876.  The increase in cash was due to the fact that we received proceeds from the sale of marketable securities.

As at March 31, 2019, we had total liabilities of $464,308 compared with total liabilities of $465,166 as at December 31, 2018. Overall, our total liabilities were consistent.

As at March 31, 2019, we had a working capital deficit of $263,091 compared with a working capital deficit of $340,225 as at December 31, 2018. The increase in working capital is due to the fact that we enjoyed an increase in the value of marketable securities we hold as proceeds from the sale of the Gochager Lake Property.

Cashflow from Operating Activities

During the three months ended March 31, 2019, we used $34,421 of cash for operating activities compared to the use of $20,239 of cash for operating activities during the three months ended March 31, 2018. The increase in the cash used for operating activities was due to increased general administrative expenses and professional fees.

Cashflow from Investing Activities

During the three months ended September 30, 2018, we received $55,137 from the sale of marketable securities and invested $3,208 in the purchase of equipment, compared to the receipt of $60,000 from the sale of the Gochager Lake Property during the three months ended March 31, 2018.

Cashflow from Financing Activities

During the three months ended March 31, 2018, we received $20,000 from the issuance of convertible notes payable, which are unsecured and bear interest at 10% per annum. There were no cashflows from investing activities during the three months ended March 31, 2019.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of March 31, 2019 and December 31, 2018, there were no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2019 and December 31, 2018, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at March 31, 2019 and December 31, 2018, our company did not grant any stock options.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no previously undisclosed unregistered sales of our equity securities during the period covered by this quarterly report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

Exhibit Number	Description

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

Exhibit Number	Description

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

Exhibit Number	Description

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51	Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp.

10.52	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp.

Exhibit Number	Description

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
** To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: May 17, 2019	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)