Form 10-Q/A
period 2019-03-31
U.S. Lithium Corp.
filed 2019-05-21
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Stockholders’ Equity (Deficit)
(unaudited)

			Additional
	Common stock		Paid-In
	Shares	Par value	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2018	2,626,086	2,626	1,516,542	(1,844,328)	(325,160)

Net income for the period	–	–	–	80,295	80,295

Balance, March 31, 2019	2,626,086	2,626	1,516,542	(1,764,033)	(244,865)

			Additional
	Common stock		Paid-In
	Shares	Par value	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2017	2,499,835	2,500	1,434,258	(1,507,370)	(70,612)

Shares issued for conversion of debt	126,238	126	75,617	–	75,743

Shares issued for rounding of partial shares upon reverse split	13	–	–	–	–

Beneficial conversion feature of convertible debt	–	–	6,667	–	6,667

Net loss for the period	–	–	–	(50,099)	(50,099)

Balance, March 31, 2018	2,626,086	2,626	1,516,542	(1,557,469)	(38,301)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
	$	$
Operating Activities
Net income (loss) for the period	80,295	(50,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	657	25,607
Depreciation expense	47	–
Foreign exchange gain	(3,130)	–
Realized gain on marketable securities	(13,473)	–
Unrealized gain on marketable securities	(97,284)	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	485	5,253
Due to related party	(2,000)	(1,000)

Net Cash Used In Operating Activities	(34,421)	(20,239)

Investing Activities
Proceeds from sale of mineral property	–	60,000
Proceeds from sale of marketable securities	55,137	–
Purchase of equipment	(3,208)	–

Net Cash Provided By Investing Activities	51,929	60,000

Financing Activities
Proceeds from note payable	–	20,000

Net Cash Used In (Provided By) Financing Activities	–	20,000

Change in Cash	17,508	59,761

Cash – Beginning of Period	4,065	490

Cash – End of Period	21,573	60,251

Non-cash investing and financing activities:
Debt discount	–	6,667

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

U.S. LITHIUM, CORP.
(Registrant)

Dated: May 21, 2019	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)