Form 10-Q
period 2019-06-30
U.S. Lithium Corp.
filed 2019-08-19
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

4,709,970 common shares issued and outstanding as of August 9, 2019.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. LITHIUM, CORP.

Condensed Financial Statements

Period ended June 30, 2019 (unaudited) and December 31, 2018

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	$	$
	(unaudited)
ASSETS

Current assets
Cash	20,984	4,065
Marketable securities	68,165	120,876
Total current assets	89,149	124,941

Non-current assets
Mineral property	15,065	15,065
Equipment (Note 5)	8,223	–

Total assets	112,437	140,006

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	16,520	131,286
Due to related party	40,580	54,317
Notes payable, net of unamortized discount of $nil and $657, respectively	–	270,063
Notes payable – related party	–	9,500

Total liabilities	57,100	465,166

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,709,970 and 2,626,086 shares of common stock, respectively	4,710	2,626
Additional paid-in capital	1,920,815	1,516,542
Deficit	(1,870,188)	(1,844,328)
Total stockholders’ equity (deficit)	55,337	(325,160)

Total liabilities and stockholders’ equity (deficit)	112,437	140,006

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
	$	$	$	$
Expenses
Depreciation	296	–	343	–
General and administrative	5,163	2,663	14,301	5,555
Management fees	6,000	6,000	12,000	12,000
Professional fees	10,490	10,114	21,390	17,296
Total expenses	21,949	18,777	48,034	34,851

Loss before other income (expense)	(21,949)	(18,777)	(48,034)	(34,851)

Other income (expense)
Foreign exchange gain (loss)	16,262	(17,892)	19,392	(17,892)
Interest and accretion expense	(4,645)	(25,370)	(12,152)	(59,395)
Gain on sale of mineral property	–	675,404	–	675,404
Realized gain (loss) on sale of marketable securities	(13,384)	–	89	–
Unrealized gain (loss) on marketable securities	(82,439)	(422,466)	14,845	(422,466)

Net income (loss)	(106,155)	190,899	(25,860)	140,800

Net income (loss) per share, basic and diluted	(0.04)	0.07	(0.01)	0.05

Weighted average shares outstanding	2,671,886	2,626,086	2,649,112	2,584,924

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common stock		Additional
			Paid-In
	Shares	Par value	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2018	2,626,086	2,626	1,516,542	(1,844,328)	(325,160)

Net income	–	–	–	80,295	80,295

Balance, March 31, 2019	2,626,086	2,626	1,516,542	(1,764,033)	(244,865)

Shares issued for conversion of debt	2,083,884	2,084	404,273	–	406,357

Net loss	–	–	–	(106,155)	(106,155)

Balance, June 30, 2019	4,709,970	4,710	1,920,815	(1,870,188)	55,337

	Common stock		Additional
	Shares	Par value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2017	2,499,835	2,500	1,434,258	(1,507,370)	(70,612)

Shares issued for conversion of debt	126,238	126	75,617	–	75,743

Shares issued for rounding of partial shares upon reverse split	13	–	–	–	–

Beneficial conversion feature of convertible debt	–	–	6,667	–	6,667

Net loss	–	–	–	(50,099)	(50,099)

Balance, March 31, 2018	2,626,086	2,626	1,516,542	(1,557,469)	(38,301)

Net income	–	–	–	190,899	190,899

Balance, June 30, 2018	2,626,086	2,626	1,516,542	(1,366,570)	152,598

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2019	Six months ended June 30, 2018
	$	$
Operating Activities
Net income (loss) for the period	(25,860)	140,800
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	657	44,049
Depreciation expense	343	–
Foreign exchange loss (gain)	19,392	17,892
Gain on sale of mineral property	–	(675,404)
Realized gain on marketable securities	(89)
Unrealized loss (gain) on marketable securities	(14,845)	422,466
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,371	9,845
Due to related party	(13,737)	1,000
Net Cash Used In Operating Activities	(61,552)	(39,352)

Investing Activities
Proceeds from sale of mineral property	–	60,000
Proceeds from sale of marketable securities	87,037	–
Purchase of equipment	(8,566)	–
Net Cash Provided By Investing Activities	78,471	60,000

Financing Activities
Proceeds from note payable	–	20,000
Net Cash Provided By (Used In) Financing Activities	–	20,000

Change in Cash	16,919	40,648

Cash – Beginning of Period	4,065	490

Cash – End of Period	20,984	41,138

Non-cash investing and financing activities:
Shares issued on June 28, 2019 for settlement of debt	406,357	–
Shares received for sale of mineral property	–	977,004
Debt discount	–	6,667

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2019

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

Going Concern: These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2019, the Company has not earned any revenue, has negative cash flows from operating activities, and has an accumulated deficit of $1,870,188. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from significant shareholders to meet our operating expenses through equity or debt financing. However, there are no assurances that the Company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2019

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At June 30, 2019, the Company had nil (December 31, 2018 – 895,345) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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

(e) Equipment

Equipment is comprised of a camera and computer equipment and is recorded at the lower of cost or net book value and amortized on a straight-line basis over an estimated useful life of three years.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2019

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

The Company adopted the standard on January 1, 2019 and there was no material impact on the Company’s financial statements

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

3. Marketable Securities

On April 1, 2018, the Company received 3,000,000 split-adjusted common shares of Cameo Cobalt Corp. (formerly Cameo Resources Inc.) (“Cameo”) with a fair value of $977,004.  In December 2018, the Company sold 5,550 Cameo shares for proceeds of $266, which was applied against brokerage fees. As at June 30, 2019, the Company sold 1,498,500 Cameo shares for proceeds of $87,013, resulting in a realized gain on sale of marketable securities of $89. As at June 30, 2019, the Company held 1,496,000 (December 31, 2018 – 2,994,450) common shares of Cameo with a fair value of $68,165 (December 31, 2018 - $120,876).  During the period ended June 30, 2019, the Company recorded an unrealized gain on marketable securities of $14,845 (2018 - $440,358 loss).

4. Mineral Property

On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. As at June 30, 2019 and December 31, 2018, the carrying value of the property is $15,065.

5. Equipment

During the period ended June 30, 2019, the Company acquired equipment with a cost basis of $8,566.  During the period ended June 30, 2019, the Company recorded depreciation expense of $343 (2018 - $nil).

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2019

6.	Notes Payable

(a)
As at June 30, 2019, the Company owes $nil (December 31, 2018 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at June 30, 2019, accrued interest of $nil (December 31, 2018 - $10,965) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $9,500 of principal and $11,358 of accrued interest at a conversion price of $0.195 per share or 106,964 common shares, which has been recorded under shares issuable.

(b)
As at June 30, 2019, the Company owes $nil (December 31, 2018 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.20 per share. As at June 30, 2019, accrued interest of $nil (December 31, 2018 - $11,045) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $3,015 of principal and $14,186 of accrued interest at a conversion price of $0.195 per share or 72,758 common shares, which has been recorded under shares issuable.

(c)
As at June 30, 2019, the Company owes $nil (December 31, 2018 - $47,705) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.20 per share. As at June 30, 2019, accrued interest of $nil (December 31, 2018 - $51,162) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $47,705 of principal and $53,038 of accrued interest at a conversion price of $0.195 per share or 516,631 common shares, which has been recorded under shares issuable.

(d)
On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.40 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $25,000) and accrued interest of $nil (December 31, 2018 - $8,192) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $25,000 of principal and $9,227 of accrued interest at a conversion price of $0.195 per share or 175,523 common shares, which has been recorded under shares issuable.

(e)
On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $1.40 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to November 11, 2017.  The loan is currently in default.  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $40,000) and accrued interest of $nil (December 31, 2018 - $10,562) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $40,000 of principal and $12,217 of accrued interest at a conversion price of $0.195 per share or 267,780 common shares, which has been recorded under shares issuable.

(f)
On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $1.20 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to June 1, 2018.  The loan is currently in default.  During the period ended June 30, 2019, the Company recorded accretion expense of $nil (2018 - $3,290). As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $20,000) and accrued interest of $nil (December 31, 2018 - $4,164) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $20,000 of principal and $4,991 of accrued interest at a conversion price of $0.195 per share or 128,159 common shares, which has been recorded under shares issuable.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2019

6. Notes Payable (continued)

(g)
On March 3, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $8,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to September 3, 2018.  The loan is in default. During the period ended June 30, 2019, the Company recorded accretion expense of $nil (2018 - $1,317).  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $8,000) and accrued interest of $nil (December 31, 2018 - $1,464) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $8,000 of principal and $1,795 of accrued interest at a conversion price of $0.195 per share or 50,230 common shares, which has been recorded under shares issuable.

(h)
On May 23, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to November 23, 2018.  The loan is in default. During the period ended June 30, 2019, the Company recorded accretion expense of $nil (2018 - $5,753).  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $25,000) and accrued interest of $nil (December 31, 2018 - $4,019) has been recorded in accounts payable and accrued liabilities.  During the period ended June 30, 2019, the Company settled $25,000 of principal and $5,053 of accrued interest at a conversion price of $0.195 per share or 154,118 common shares, which has been recorded under shares issuable.

(i)
On June 15, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to December 15, 2018.  The loan is in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $6,575).  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $40,000) and accrued interest of $nil (December 31, 2018 - $6,180) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $40,000 of principal and $7,833 of accrued interest at a conversion price of $0.195 per share or 245,297 common shares, which has been recorded under shares issuable.

(j)
On September 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $1.16 per share.  The loan is in default.  During the year period March 31, 2019, the Company recorded accretion expense of $nil (2018 - $1,871).  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $20,000) and accrued interest of $nil (December 31, 2018 - $2,597) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $20,000 of principal and $3,424 of accrued interest at a conversion price of $0.195 per share or 120,123 common shares, which has been recorded under shares issuable.

(k)
On November 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  During the period ended March 31, 2019, the Company recorded accretion expense of $nil (2018 - $2,325).  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $22,000) and accrued interest of $nil (December 31, 2018 - $2,489) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $22,000 of principal and $3,399 of accrued interest at a conversion price of $0.195 per share or 130,251 common shares, which has been recorded under shares issuable.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
June 30, 2019

6. Notes Payable (continued)

(l)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  As at June 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $19,342) and accrued interest of $nil (December 31, 2018 - $1,803) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $20,000 of principal and $2,630 of accrued interest at a conversion price of $0.195 per share or 116,051 common shares, which has been recorded under shares issuable.

7. Related Party Transactions

At June 30, 2019, the Company owed $40,580 (December 31, 2018 - $54,317) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2019, the Company incurred $12,000 (June 30, 2018 - $12,000) of management fees to the President of the Company.

8. Common Stock

Share issuances for period ended June 30, 2019

(a)
On June 28, 2019, the Company issued 2,083,884 shares of common stock in exchange for the conversion of notes payable of $280,221 and accrued interest of $126,136 at a conversion price of $0.195 per share.

Share issuances for year ended December 31, 2018

(b)	On February 23, 2017, the Company issued 200,000 shares of common stock with a fair value of $361,600 for the acquisition of the Gochager Lake mineral claims.

(c)
On August 1, 2017, the Company issued 32,021 shares of common stock with a fair value of $16,950 upon the conversion of principal balance of $10,000 and accrued interest of $1,227 on the April 8, 2016 convertible debenture and principal balance of $5,000 and accrued interest of $596 on the April 21, 2016 convertible debenture.

(d)
On February 12, 2018, the Company issued 126,238 common shares at a conversion price of $0.60 per share to settle outstanding convertible debentures of $65,000 and accrued interest of $10,743.  Refer to Notes 5(e) and (g).

(e)
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

Financing History

The Company has entered into the following financing transactions, which were all settled with the issuance of common shares during the period ended June 30, 2019:

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

Current Business

iWeedz.com

On November 29, 2016, we issued a news release announcing our intention to relaunch our proprietary iWeedz.com search engine and e-commerce platform which was originally launched in February 2014.  The iWeedz.com search engine is a cannabis information resource that connects consumers with vendors or likeminded individuals. iWeedz.com for vendors will be a cloud-based solution to manage inventory, post daily deals, attract new customer with proximity marketing via mobile phones, engage with customers via email & text messaging and offer payment processing. We intend to operate this technology platform through a relaunched Website located at www.iWeedz.com, and through mobile application for Apple iPhone operating system (iOS) and Android operating systems. As of the date of this report, our website is not fully functional and our application for Apple iOS and Android operating systems has not been released.

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

On April 1, 2018 the Company sold its rights to the to the Gochagar Lake property to Cameo Cobalt Corp., a company listed on the Canadian Securities Exchange, receiving proceeds of $60,000 and 3,000,000 split-adjusted common shares of Cameo with a fair value of $977,004.  During the period ended June 30, 2019, the Company sold 1,499,500 common shares for proceeds of $87,037.  As at June 30, 2019, the Company still held 1,496,000 common shares of Cameo with a fair value of $68,165.

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

Results of Operations

Our operating expenses for the three and six month periods ended June 30, 2019 and 2018 are outlined in the table below:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Depreciation	$296	$-	$343	$-
General and administrative	$5,163	$2,663	$14,301	$5,555
Management fees	$6,000	$6,000	$12,000	$12,000
Professional fees	$10,490	$10,114	$21,390	$17,296
Interest and accretion expense	$4,645	$25,370	$12,152	$59,395
Foreign exchange loss (gain)	$(16,262)	$17,892	$(19,392)	$17,892
Gain on sale of mineral property	$-	$(675,404)	$-	$(675,404)
Realized loss (gain) on marketable securities	$13,384	$-	$(89)	$-
Unrealized loss (gain) on marketable securities	$82,439	$422,466	$(14,845)	$422,466
Net Loss (Income)	$106,155	$(190,899)	$25,860	$(140,800)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

During the three months ended June 30, 2019, our company incurred operating expenses of $21,949 compared to $18,777 during the three months ended June 30, 2018.  The increase in operating expenses was attributed to an increase in general and administrative costs of $2,500 due to an increase in transfer agent fees due to the conversion of outstanding common shares during the current year.

Net loss for the three months ended June 30, 2019 was $106,155 compared to a net income of $190,899 during the three months ended June 30, 2018.  In addition to operating expenses, we incurred an unrealized loss of $82,439 on the fair value of our holdings of Cameo Industries Corp. (“Cameo”) as well as interest and accretion expense of $4,645 relating to the accrued interest on our outstanding notes payable up to May 31, 2019, the date of conversion of all of our outstanding notes payable.  In fiscal 2018, we recorded a gain of $675,404 on the sale of the Gochager Lake property but was offset by an unrealized loss of $422,466 due to the fair value differences for the common shares of Cameo between the acquisition date (sale of the Gochager Lake property) and the June 30, 2018 period end date.  We also incurred interest and accretion expense of $25,370 during the three months ended June 30, 2018 and the increase compared to June 30, 2019 was due to the fact that we issued new notes payable during fiscal 2018 which resulted in more accretion expense compared to fiscal 2019.  Finally, we also had a gain of $16,262 for foreign exchange for the three months ended June 30, 2019 compared to a loss of $17,892 for foreign exchange for the three  months ended June 30, 2018.  The foreign exchange amounts are due primarily to the differences in foreign exchange rates between the US dollar (reporting currency) and the Canadian dollar (foreign currency)  relating to the fair value of the Company’s holdings of Cameo shares, which are traded on a Canadian exchange in Canadian dollars.

For the three months ended June 30, 2019 the Company had a loss of $0.04 per share compared to earnings per share of $0.07 for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

During the six months ended June 30, 2019, our company incurred operating expenses of $48,034 compared to $34,851 during the six months ended June 30, 2018.  The increase in operating expenses was due to an increase in general and administrative expense of $8,746 as we had more day-to-day operating costs and $4,094 increase in professional fees due to an increase in legal fees for the conversion of notes payable during the current year.

Net loss for the six months ended June 30, 2019 was $25,860 compared to net income of $140,800 during the six months ended June 30, 2018.  In addition to operating expenses, we recorded a realized gain of $89 and an unrealized gain of $14,845 in our marketable securities as the share price of the Cameo common shares were higher as at June 30, 2019 and for the sale of the common shares during the year compared to December 31, 2018.  The gains were offset by interest and accretion expense of $12,152.  For fiscal 2018, we recorded a gain of $675,404 on the sale of the Gochager Lake property offset by an unrealized loss of $422,466 for the decrease in the Cameo share price between the date of acquisition and as at June 30, 2019.  Furthermore, we recorded interest and accretion expense of $59,395 during the six months ended June 30, 2018 which was higher than June 30, 2019 as we issued new convertible notes during fiscal 2018 that resulted in higher accretion expenses.  We also had a gain of $19,392 for foreign exchange for the six months ended June 30, 2019 compared to a loss of $17,892 for foreign exchange for the six months ended June 30, 2018.  The foreign exchange amounts are due primarily to the differences in foreign exchange rates between the US dollar (reporting currency) and the Canadian dollar (foreign currency)  relating to the fair value of the Company’s holdings of Cameo shares, which are traded on a Canadian exchange in Canadian dollars.

For the six months ended June 30, 2019, the Company had a loss per share of $0.01 compared to earnings per share of $0.05 per share for the six months ended June 30, 2018.

Operating Revenues

For the six months ended June 30, 2019 and 2018, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at	As at
	June 30, 2019	December 31, 2018

Current Assets	$89,149	$124,941
Current Liabilities	$57,100	$465,166
Working Capital (deficiency)	$32,049	$(340,225)

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018

Net cash used in operating activities	$(61,528)	$(39,352)
Net cash provided by (used in) investing activities	$78,447	$60,000
Net cash provided by financing activities	$-	$20,000
Net increase (decrease) in cash	$16,919	$40,648

As at June 30, 2019, our cash balance was $20,984 and total assets were $112,437 comprised of $15,065 of mineral properties, equipment of $8,223, and $68,165 of marketable securities.  As at December 31, 2018, our cash balance was $4,065 and total assets were $140,006, which included mineral properties of $15,065, and marketable securities of $120,876.  The increase in cash was due to the fact that we received proceeds of $87,013 from the sale of the Cameo common shares.  The decrease in the fair value of marketable securities was due to the sale of Cameo shares during the year.

As at June 30, 2019, we had total liabilities of $57,100 compared with total liabilities of $465,166 as at December 31, 2018.  The decrease was due to the settlement of outstanding notes payable of $280,221 and accrued interest of $126,136 and a decrease of $14,000 owed to our Chief Executive Officer for the payment of management fees.

As at June 30, 2019, we had a working capital of $32,049 compared with a working capital deficit of $340,225 as at December 31, 2018. The increase in working capital is due to the conversion and settlement of outstanding notes payable and the accrued interest during the current year which was offset by a decrease in marketable securities from the sale of Cameo shares during the current year.

Cashflow from Operating Activities

During the six months ended June 30, 2019, we used $61,528 of cash for operating activities compared to the use of $39,352 of cash for operating activities during the six months ended June 30, 2018. The increase in the cash used for operating activities was due to an increase in day-to-day costs as the Company continues to search for new investment opportunities.

Cashflow from Investing Activities

During the six months ended June 30, 2019, we received $78,447 from the sale of Cameo shares offset by purchase of equipment of $8,565.  During the six months ended June 30, 2018, we received $60,000 from the sale of the Gochager Lake property.

Cashflow from Financing Activities

During the six months ended June 30, 2019, we did not have any financing activities compared to the six months ended June 30, 2018 where we received $20,000 from notes payable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of June 30, 2019 and December 31, 2018, there were no cash equivalents.

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

Our company’s financial instruments consist principally of cash, marketable securities, accounts payable and accrued liabilities, note payables, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2019 and December 31, 2018, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at June 30, 2019 and December 31, 2018, our company did not grant any stock options.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

Exhibit Number	Description

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

Exhibit Number	Description

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51	Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp.

10.52	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp.

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

Exhibit Number	Description

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

10.59*	Form of Notice of Conversion by which all Convertible Promissory Notes were converted to Common Stock on June 28, 2019.

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: August 19, 2019	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)