Form 10-Q
period 2019-09-30
U.S. Lithium Corp.
filed 2019-11-19
CIK 1396054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

4,709,970 common shares issued and outstanding as of November 12, 2019.

U.S. LITHIUM, CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. LITHIUM, CORP.

Condensed Financial Statements

Period ended September 30, 2019 (unaudited) and December 31, 2018

U.S. LITHIUM, CORP.
Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	$	$
	(unaudited)
ASSETS

Current assets
Cash	14,756	4,065
Marketable securities	7,491	120,876
Total current assets	22,247	124,941

Non-current assets
Mineral property	15,065	15,065
Equipment	10,569	–

Total assets	47,881	140,006

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	14,374	131,286
Due to related party	26,580	54,317
Notes payable, net of unamortized discount of $nil and $657, respectively	–	270,063
Notes payable – related party	–	9,500

Total liabilities	40,954	465,166

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock
Authorized: 500,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 4,709,970 and 2,626,086 common shares, respectively	4,710	2,626
Additional paid-in capital	1,920,815	1,516,542
Deficit	(1,918,598)	(1,844,328)
Total stockholders’ equity (deficit)	6,927	(325,160)

Total liabilities and stockholders’ equity (deficit)	47,881	140,006

Organization and Nature of Operations (note 1)

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Operations
(unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	$	$	$	$
Expenses
Depreciation	1,152	–	1,495	–
General and administrative	6,272	3,178	20,573	8,733
Management fees	6,000	6,000	18,000	18,000
Professional fees	7,375	7,554	28,765	24,850
Total expenses	20,799	16,732	68,833	51,583

Loss before other income (expense)	(20,799)	(16,732)	(68,833)	(51,583)

Other income (expense)

Foreign exchange gain (loss)	11,199	9,799	30,591	(8,093)
Interest and accretion expense	–	(13,541)	(12,152)	(72,936)
Gain on sale of mineral property	–	–	–	675,404
Realized loss on sale of marketable securities	(12,502)	–	(12,413)	–
Unrealized gain (loss) on marketable securities	(26,308)	58,133	(11,463)	(364,333)

Net income (loss)	(48,410)	37,659	(74,270)	178,459

Net income (loss) per share, basic and diluted	(0.01)	0.01	(0.02)	0.07

Weighted average shares outstanding	4,761,728	2,626,073	3,343,6014	2,598,791

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional
	Shares	Par value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2018	2,626,086	2,626	1,516,542	(1,844,328)	(325,160)

Net income for the period	–	–	–	80,295	80,295

Balance, March 31, 2019	2,626,056	2,626	1,516,542	(1,764,033)	(244,865)

Shares issued for conversion of debt	2,083,884	2,084	404,273	–	406,357

Net loss for the period	–	–	–	(106,155)	(106,155)

Balance, June 30, 2019	4,709,970	4,710	1,920,815	(1,870,188)	55,337

Net loss for the period				(48,410)	(48,410)

Balance, September 30, 2019	4,709,970	4,710	1,920,815	(1,918,598)	6,927

	Common Stock		Additional
	Shares	Par value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2017	2,499,835	2,500	1,434,258	(1,507,370)	(70,612)

Shares issued for conversion of debt	126,238	126	75,617	–	75,743

Shares issued for rounding of partial shares upon reverse split	13	–	–	–	–

Beneficial conversion feature of convertible debt	–	–	6,667	–	6,667

Net loss for the period	–	–	–	(50,099)	(50,099)

Balance, March 31, 2018	2,626,086	2,626	1,516,542	(1,557,469)	(38,301)

Net income for the period	–	–	–	190,899	190,899

Balance, June 30, 2018	2,626,086	2,626	1,516,542	(1,366,570)	152,598

Net income for the period	–	–	–	37,659	37,659

Balance, September 30, 2018	2,626,086	2,626	1,516,542	(1,328,911)	190,257

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	$	$
Operating Activities
Net income (loss) for the period	(74,270)	178,459
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	657	50,586
Depreciation expense	1,495	–
Foreign exchange loss (gain)	(30,591)	8,093
Gain on sale of mineral property	–	(675,404)
Interest expense	11,495	–
Realized loss on marketable securities	12,413	–
Unrealized loss on marketable securities	11,463	364,333
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,270)	15,554
Due to related party	(27,737)	1,000
Net Cash Used In Operating Activities	(97,345)	(57,379)

Investing Activities
Proceeds from sale of mineral property	–	60,000
Proceeds from sale of marketable securities	120,100	–
Purchase of equipment	(12,064)	–
Mineral property exploration costs	–	(620)
Net Cash Provided By Investing Activities	108,036	59,380

Financing Activities
Proceeds from note payable	–	20,000
Net Cash Provided By Financing Activities	–	20,000

Change in Cash	10,691	22,001

Cash – Beginning of Period	4,065	490

Cash – End of Period	14,756	22,491

Non-cash investing and financing activities:
Shares issued for settlement of debt	406,357	–
Shares received for sale of mineral property	–	977,004
Debt discount	–	6,667

(The accompanying notes are an integral part of these condensed financial statements)

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2019

1. Organization and Nature of Operations

U.S. Lithium, Corp (the “Company”) was incorporated in the State of Nevada on November 2, 2006 and is a natural resource exploration and production company engaged in the exploration, acquisition, and development of mineral properties in the United States. On April 27, 2016, the Company incorporated and merged with its wholly-owned subsidiary, U.S. Lithium Corp. for the sole purpose of enacting a name change and acquired 100% of the titles, interest, and rights to four mineral claims in Esmeralda County, Nevada.

Going Concern

These interim condensed financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2019, the Company has not earned any revenue, has negative cash flows from operating activities, and has an accumulated deficit of $1,918,598. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. Management’s plan is to obtain such resources for our company by obtaining capital from significant shareholders to meet our operating expenses through equity or debt financing. However, there are no assurances that the Company will be successful in accomplishing any of our plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2019

2. Summary of Significant Accounting Policies (continued)

(c) Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  At September 30, 2019, the Company had nil (December 31, 2018 – 895,345) potentially issuable shares of common stock related to conversion options on outstanding notes payable.

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
September 30, 2019

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

During the period ended September 30, 2019. the Company sold 2,498,500 Cameo shares for proceeds of $120,100 resulting in a realized loss on sale of marketable securities of $12,413. As at September 30, 2019, the Company held 496,000 (December 31, 2018 – 2,994,450) common shares of Cameo with a fair value of $7,491 (December 31, 2018 - $120,876. During the period ended September 30, 2019, the Company recorded an unrealized loss on marketable securities of $11,463 (2018 - $440,358 loss).

4. Mineral Property

On April 27, 2016, the Company acquired a 100% interest in four mineral claims located in Esmeralda County, Nevada in exchange for $3,500 and the issuance of 200,000 common shares of the Company with a fair value of $10,000. As at September 30, 2019 and December 31, 2018, the carrying value of the property is $15,065.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2019

5. Equipment

	Cost	Accumulated depreciation	Net carrying value as at September 30,2019	Net carrying value as at December 31,2018
	$	$	$	$

Camera	8,139	860	7,279	–
Computer	3,925	635	3,290	–
	12,064	1,495	10,569	–

6. Notes Payable

(a)
As at September 30, 2019, the Company owes $nil (December 31, 2018 - $9,500) of notes payable to shareholders of the Company.  The amounts owing are unsecured, due interest at 10% per annum, and is due on demand. As at September 30, 2019, accrued interest of $nil (December 31, 2018 - $10,965) has been recorded in accounts payable and accrued liabilities. During the period ended September 30, 2019, the Company settled $9,500 of principal and $11,358 of accrued interest at a conversion price of $0.195 per share or 106,964 common shares, which has been recorded under shares issuable.

(b)
As at September 30, 2019, the Company owes $nil (December 31, 2018 - $3,015) of notes payable to a non-related party. The amount owing is unsecured, due interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.20 per share. As at September 30, 2019, accrued interest of $nil (December 31, 2018 - $11,045) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $3,015 of principal and $14,186 of accrued interest at a conversion price of $0.195 per share or 72,758 common shares, which has been recorded under shares issuable.

(c)
As at September 30, 2019, the Company owes $nil (December 31, 2018 - $47,705) of notes payable to non-related parties. The amounts owing are unsecured, due interest between 6-10% per annum, are due on demand, and are convertible into shares of common stock of the Company at $0.20 per share. As at September 30, 2019, accrued interest of $nil (December 31, 2018 - $51,162) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $47,705 of principal and $53,038 of accrued interest at a conversion price of $0.195 per share or 516,631 common shares, which has been recorded under shares issuable.

(d)
On September 22, 2015, the Company entered into a loan agreement with a non-related party for proceeds of $25,000. The amount owing is unsecured, bears interest at 10% per annum, is due on demand, and is convertible into shares of common stock of the Company at $0.40 per share. During the year ended December 31, 2015, the Company recorded a beneficial conversion feature of $25,000. As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $25,000) and accrued interest of $nil (December 31, 2018 - $8,192) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $25,000 of principal and $9,227 of accrued interest at a conversion price of $0.195 per share or 175,523 common shares, which has been recorded under shares issuable.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2019

6. Notes Payable (continued)

(e)
On May 11, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $40,000. The amount owing is unsecured, bears interest at 10% per annum, is due on May 11, 2017, and is convertible into shares of common stock of the Company at $1.40 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to November 11, 2017.  The loan is currently in default.  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $40,000) and accrued interest of $nil (December 31, 2018 - $10,562) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $40,000 of principal and $12,217 of accrued interest at a conversion price of $0.195 per share or 267,780 common shares, which has been recorded under shares issuable.

(f)
On December 1, 2016, the Company entered into a loan agreement with a non-related party for proceeds of $20,000. The amount owing is unsecured, bears interest at 10% per annum, is due on December 1, 2017, and is convertible into shares of common stock of the Company at $1.20 per share. On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and due date to June 1, 2018.  The loan is currently in default.  During the period ended September 30, 2019, the Company recorded accretion expense of $nil (2018 - $3,290). As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $20,000) and accrued interest of $nil (December 31, 2018 - $4,164) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $20,000 of principal and $4,991 of accrued interest at a conversion price of $0.195 per share or 128,159 common shares, which has been recorded under shares issuable.

(g)
On March 3, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $8,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on March 3, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to September 3, 2018.  The loan is in default. During the period ended September 30, 2019, the Company recorded accretion expense of $nil (2018 - $1,317).  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $8,000) and accrued interest of $nil (December 31, 2018 - $1,464) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $8,000 of principal and $1,795 of accrued interest at a conversion price of $0.195 per share or 50,230 common shares, which has been recorded under shares issuable.

(h)
On May 23, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $25,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on May 23, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to November 23, 2018.  The loan is in default. During the period ended September 30, 2019, the Company recorded accretion expense of $nil (2018 - $5,753).  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $25,000) and accrued interest of $nil (December 31, 2018 - $4,019) has been recorded in accounts payable and accrued liabilities.  During the period ended June 30, 2019, the Company settled $25,000 of principal and $5,053 of accrued interest at a conversion price of $0.195 per share or 154,118 common shares, which has been recorded under shares issuable.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2019

6. Notes Payable (continued)

(i)
On June 15, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $40,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on June 15, 2018, and is convertible into shares of common stock of the Company at $1.20 per share.  On July 31, 2017, the loan agreement was amended to change the conversion price to $0.60 per share and the due date to December 15, 2018.  The loan is in default.  During the period ended September 30, 2019, the Company recorded accretion expense of $nil (2018 - $6,575).  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $40,000) and accrued interest of $nil (December 31, 2018 - $6,180) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $40,000 of principal and $7,833 of accrued interest at a conversion price of $0.195 per share or 245,297 common shares, which has been recorded under shares issuable.

(j)
On September 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on September 13, 2018, and is convertible into shares of common stock of the Company at $1.16 per share.  The loan is in default.  During the year period September 30, 2019, the Company recorded accretion expense of $nil (2018 - $1,871).  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $20,000) and accrued interest of $nil (December 31, 2018 - $2,597) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $20,000 of principal and $3,424 of accrued interest at a conversion price of $0.195 per share or 120,123 common shares, which has been recorded under shares issuable.

(k)
On November 13, 2017, the Company entered into a loan agreement with a non-related party for proceeds of $22,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on November 13, 2018, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  During the period ended September 30, 2019, the Company recorded accretion expense of $nil (2018 - $2,325).  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $22,000) and accrued interest of $nil (December 31, 2018 - $2,489) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $22,000 of principal and $3,399 of accrued interest at a conversion price of $0.195 per share or 130,251 common shares, which has been recorded under shares issuable.

(l)
On February 5, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000.  The amount owing is unsecured, bears interest at 10% per annum, is due on February 5, 2019, and is convertible into shares of common stock of the Company at $0.84 per share.  The loan is in default.  As at September 30, 2019, the carrying value of the note payable is $nil (December 31, 2018 - $19,342) and accrued interest of $nil (December 31, 2018 - $1,803) has been recorded in accounts payable and accrued liabilities. During the period ended June 30, 2019, the Company settled $20,000 of principal and $2,630 of accrued interest at a conversion price of $0.195 per share or 116,051 common shares, which has been recorded under shares issuable.

7. Related Party Transactions

At September 30, 2019, the Company owed $26,580 (December 31, 2018 - $54,317) to the President of the Company. During the period ended September 30, 2019, the Company recorded management fees of $18,000 (2018 - $18,000) to the President of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

U.S. LITHIUM, CORP.
Notes to the Interim Condensed Financial Statements
September 30, 2019

8. Common Stock
Share issuances for period ended June 30, 2019

(a)
On June 30, 2019, the Company issued 2,083,844 shares of common stock in exchange for the conversion of note payable of $280,221 and accrued interest of $126,136 at a conversion price of $0.095 per share.

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

On April 1, 2018 the Company sold its rights to the to the Gochagar Lake property to Cameo Cobalt Corp., a company listed on the Canadian Securities Exchange, receiving proceeds of $60,000 and 3,000,000 split-adjusted common shares of Cameo with a fair value of $977,004.  During the period ended March 31, 2019, the Company sold 994,500 common shares for proceeds of $55,108.  As at March 31, 2019September 30, 2019, the Company still held 496,000 common shares of Cameo with a fair value of $7,491.

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

Results of Operations

Our operating expenses for the three and nine month periods ended September 30, 2019 and 2018 are outlined in the table below:

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Depreciation	$1,152	$-	$1,495	$-
General and administrative	$6,272	$3,178	$20,573	$8,733
Management fees	$6,000	$6,000	$18,000	$18,000
Professional fees	$7,375	$7,554	$28,765	$24,850
Interest and accretion expense	$-	$13,541	$12,152	$72,936
Foreign exchange loss (gain)	$(11,199)	$(9,799)	$(30,591)	$8,093
Gain on sale of mineral property	$-	$-	$-	$(675,404)
Realized loss (gain) on marketable securities	$12,502	$-	$12,413	$-
Unrealized loss (gain) on marketable securities	$26,308	$(58,133)	$11,463	$364,333
Net Loss (Income)	$48,410	$(37,659)	$74,270	$(178,459)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

During the three months ended September 30, 2019, our company incurred operating expenses of $20,799 compared to $16,732 during the three months ended September 30, 2018.  The increase in operating expenses was attributed to an increase in general and administrative costs of $3,094 due to an increase in transfer agent fees due to the conversion of outstanding common shares during the current year, and $1,152 of depreciation expense for depreciation of equipment that was purchased during the current year.

Net loss for the three months ended September 30, 2019 was $48,410 compared to a net income of $37,659 during the three months ended September 30, 2018.  In addition to operating expenses, we incurred an unrealized loss of $26,308 on the fair value of our holdings of Cameo Industries Corp. (“Cameo”).  During the three months ended September 30, 2018, we recorded an unrealized gain of $58,133 due to the fair value differences for the common shares of Cameo between the acquisition date (sale of the Gochager Lake property) and the September 30, 2018 period end date.  We also incurred interest and accretion expense of $13,541 during the three months ended September 30, 2018 and the increase compared to September 30, 2019 was due to the fact that we converted all convertible debentures during Q2 of fiscal 2019 resulting in no further interest or accretion expense in the current period.  Finally, the Company recorded a gain on foreign exchange of $11,199 due mainly to the foreign exchange effects of the change in fair value of the Cameo common shares which are traded in Canadian dollars and on a Canadian listing exchange.

For the three months ended September 30, 2019 the Company had a loss of $0.01 per share compared to earnings per share of $0.01 for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

During the nine months ended September 30, 2019, our company incurred operating expenses of $69,833 compared to $51,583 during the nine months ended September 30, 2018.  The increase in operating expenses was due to an increase in general and administrative expense of $11,840 as we had more day-to-day operating costs, $3,915 increase in professional fees due to an increase in legal fees for the conversion of notes payable during the current year, and $1,495 in depreciation expense as we acquired equipment during the year that was subject to depreciation over a straight-line basis over three years.

Net loss for the nine months ended September 30, 2019 was $74,270 compared to net income of $178,459 during the nine months ended September 30, 2018.  In addition to operating expenses, we recorded a realized loss on marketable securities of $12,413 an unrealized loss of $11,463 in our marketable securities for the change in the share price of the Cameo common shares compared to December 31, 2018,. Furthermore, we incurred interest and accretion expense of $12,152, which includes the effects of the conversion of all convertible debentures in June 2019.  For fiscal 2018, we recorded a gain of $675,404 on the sale of the Gochager Lake property offset by an unrealized loss of $364,333 for the decrease in the Cameo share price between the date of acquisition and as at September 30, 2019.  Furthermore, we recorded interest and accretion expense of $72,936 during the nine months ended September 30, 2018 which was higher than the period ended September 30, 2019 as we converted all convertible debentures in June 2019.  We also had a gain of $30,591 for foreign exchange for the nine months ended September 30, 2019 compared to a loss of $8,093 for foreign exchange for the nine months ended September 30, 2018.  The foreign exchange amounts are due primarily to the differences in foreign exchange rates between the US dollar (reporting currency) and the Canadian dollar (foreign currency) relating to the fair value of the Company’s holdings of Cameo shares, which are traded on a Canadian exchange in Canadian dollars.

For the nine months ended September 30, 2019, the Company had a loss per share of $0.02 compared to earnings per share of $0.07per share for the nine months ended September 30, 2018.

Operating Revenues

For the nine months ended September 30, 2019 and 2018, our company did not record any revenues.

Liquidity and Capital Resources

Working Capital

	As at	As at
	September 30, 2019	December 31, 2018

Current Assets	$22,247	$124,941
Current Liabilities	$40,954	$465,166
Working Capital (deficiency)	$(18,707)	$(340,225)

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018

Net cash used in operating activities	$(97,345)	$(57,379)
Net cash provided by (used in) investing activities	$108,036	$59,380
Net cash provided by financing activities	$-	$20,000
Net increase (decrease) in cash	$10,691	$22,001

As at September 30, 2019, our cash balance was $14,756 and total assets were $47,881 comprised of $15,065 of mineral properties, equipment of $10,569, and $7,491 of marketable securities.  As at December 31, 2018, our cash balance was $4,065 and total assets were $140,006, which included mineral properties of $15,065, and marketable securities of $120,876.  The increase in cash was due to the fact that we received proceeds of $120,100 from the sale of the Cameo common shares which is being used for operating activities during the year.  The decrease in the fair value of marketable securities was due to the sale of Cameo shares during the year as the Company sold 2,498,500 common shares during fiscal 2019 and currently holds 496,000 Cameo common shares as at September 30, 2019.

As at September 30, 2019, we had total liabilities of $40,954 compared with total liabilities of $465,166 as at December 31, 2018.  The decrease was due to the settlement of outstanding notes payable of $280,221 and accrued interest of $126,136 and a decrease of $27,737 owed to our Chief Executive Officer for the payment of management fees.

As at September 30, 2019, we had a working capital deficit of $18,707 compared with a working capital deficit of $340,225 as at December 31, 2018. The increase in working capital is due to the conversion and settlement of outstanding notes payable and the accrued interest during the current year which was offset by a decrease in marketable securities from the sale of Cameo shares during the current year.

Cashflow from Operating Activities

During the nine months ended September 30, 2019, we used $97,345 of cash for operating activities compared to the use of $57,379 of cash for operating activities during the nine months ended September 30, 2018. The increase in the cash used for operating activities was due to an increase in day-to-day costs as the Company continues to search for new investment opportunities.

Cashflow from Investing Activities

During the nine months ended September 30, 2019, we received $120,100 from the sale of Cameo shares offset by purchase of equipment of $12,064.  During the nine months ended September 30, 2018, we received $60,000 from the sale of the Gochager Lake property and spent $620 on mineral exploration costs.

Cashflow from Financing Activities

During the nine months ended September 30, 2019, we did not have any financing activities compared to the nine months ended September 30, 2018 where we received $20,000 from notes payable.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As of September 30, 2019, and December 31, 2018, there were no cash equivalents.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2019 and December 31, 2018, our company has no items representing comprehensive income or loss.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. As at September 30, 2019 and December 31, 2018, our company did not grant any stock options.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on July 30, 2007)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on October 20, 2015 (incorporated by reference to our Current Report on Form 8-K filed on October 21, 2015)

(10)	Material Contracts

10.1	Promissory Note with Pop Holdings Ltd. Dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.2	Promissory Note with Pop Holdings Ltd. dated April 25, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 11, 2012)

10.3	Promissory Note with Pop Holdings Ltd. dated May 14, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 12, 2012)

10.4	Promissory Note with Pop Holdings Ltd. dated November 16, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 19, 2012)

10.5	Promissory Note with Robert Seeley dated February 4, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.6	Promissory Note with Pop Holdings Ltd. dated February 13, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2013)

10.7	Promissory Note with Robert Seeley Ltd. dated May 14, 2012 (incorporated by reference to our Current Report on Form 8-k filed on June 20, 2016)

10.8	Promissory Note with Aspir Corporation dated August 2, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.9	Promissory Note with Aspir Corporation dated September 5, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 8, 2013)

10.10	Convertible Promissory Note with Robert Seeley dated November 8, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.11	Convertible Promissory Note with Robert Seeley dated February 5, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.12	Advisory Board Agreement with Todd Ellison dated February 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

Exhibit Number	Description

10.13	Patent, Technical Information and Trade Mark License Agreement with Windward International LLC dated March 12, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 4, 2014)

10.14	Convertible Promissory Note with Robert Seeley dated April 25, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2014)

10.15	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2014)

10.16	Convertible Promissory Note with Robert Seeley dated May 15, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.17	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.18	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.19	Convertible Promissory Note with Pop Holdings Ltd. dated July 30, 2014 (incorporated by reference to our Annual Report on Form 10-K filed on April 13, 2015)

10.20	Convertible Promissory Note with H.E. Capital, S.A. dated March 4, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.21	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with H.E. Capital (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.22	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Seeley (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.23	Convertible Promissory Note Amendment Agreement dated April 2, 2015 with Pop Holdings (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 20, 2015)

10.24	Partial Debt Settlement Agreement dated April 30, 2015 with Robert W. Seeley (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.25	Partial Debt Settlement Agreement dated April 30, 2015 with Tucker Investments (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.26	Partial Debt Settlement Agreement dated April 30, 2015 with Pop Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.27	Partial Debt Settlement Agreement dated April 30, 2015 with Aspir Corporation (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.28	Partial Debt Settlement Agreement dated April 30, 2015 with H.E. Capital, S.A. (incorporated by reference to our Quarterly Report on Form 10-Q/A filed on July 23, 2015)

10.29	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.30	Promissory Note with HE Capital S.A. executed on April 25, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

Exhibit Number	Description

10.31	Promissory Note with Vlasta Heinzova effective October 29, 2008 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.32	Promissory Note with Collin Sinclair effective September 30, 2009 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.33	Promissory Note with Tucker Investment Corp. effective March 12, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.34	Promissory Note with Tucker Investment Corp. effective May 4, 2010 and restated on June 10, 2015 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2016)

10.35	Option Agreement with Rangefront Consulting LLC dated April 4, 2016 (incorporated by reference to our Current Report on Form 8-K filed on April 13, 2016)

10.36	Title Transfer Agreement dated April 25, 2016 with Rangefront Consulting LLC (incorporated by reference to our Current Report on Form 8-K filed on April 27, 2016)

10.37	Securities Purchase Agreement dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.38	Convertible promissory note dated April 8, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.39	Securities Purchase Agreement dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.40	Convertible promissory note dated April 21, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2016)

10.41	Securities Purchase Agreement dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.42	Convertible promissory note dated May 11, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on May 12, 2016)

10.43	Securities Purchase Agreement dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.44	Convertible promissory note dated November 7, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.45	Securities Purchase Agreement dated December 1, 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.46	Convertible promissory note dated December 1 2016 with Robert Seeley (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016)

10.47	Option/Purchase Agreement dated February 23, 2017 with Diamond Hunter Ltd.(incorporated by reference to our Current Report on From 8-K filed March 1, 2017)

10.48	Securities Purchase Agreement dated June 15, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

Exhibit Number	Description

10.49	Convertible Promissory Note dated June 15, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed June 22, 2017)

10.49	Amendment Agreement with Catanga International S.A. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.50	Amendment Agreement with Robert Seeley. dated July 31, 2017 (incorporated by reference to our Current Report on Form 8-K filed August 3, 2017)

10.51	Amendment to Mineral Property Option Agreement (Gochagar Lake Property dated March 7, 2018 with Diamond Hunter Ltd., Robert Seeley, and Cameo Resources Corp.

10.52	Mineral Property Option Agreement (Gochagar Lake Property) dated March 7, 2018 with Cameo Resources Corp. (incorporated by reference to our Annual Report on Form 10-K filed on April 17, 2018)

10.53	Securities Purchase Agreement dated September 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.54	Convertible Promissory Note dated September 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed September 14, 2017)

10.55	Securities Purchase Agreement dated November 13, 2017 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.56	Convertible Promissory Note dated November 13, 2017 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.57	Securities Purchase Agreement dated February 5, 2018 with Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed November 15, 2017)

10.58	Convertible Promissory Note dated February 5, 2018 issued to Catanga International S.A. (incorporated by reference to our Current Report on Form 8-K filed February 13, 2018)

10.59*	Form of Conversion Notice for Convertible Promissory Notes converted in June, 2019. (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2019)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on March 29, 2011)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LITHIUM, CORP.
(Registrant)

Dated: November 19, 2019	By:	/s/ Gregory Rotelli
Gregory Rotelli
President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)